Form 10-Q
period 1995-03-13
SUMMIT FAMILY RESTAURANTS INC
filed 1995-04-26
CIK 53281

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 13, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the transition period from _______ to _______

                         Commission File Number: 0-6054

                         SUMMIT FAMILY RESTAURANTS INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       87-0264039
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                              1010 WEST 2610 SOUTH,
                            SALT LAKE CITY, UT 84119
               (Address of principal executive offices) (Zip Code)

                                 (801) 974-4300
              (Registrant's telephone number, including area code)

                      JB'S RESTAURANTS, INC. (FORMER NAME)
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

AS OF APRIL 7, 1995 THERE WERE 4,798,102 SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting only of normal recurring entries) necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 13,   SEPTEMBER 26,
ASSETS                                                    1995           1994
                                                      -----------    -----------
                                                       (UNAUDITED)
Current assets
  Cash and cash equivalents                           $ 2,726,000    $ 5,303,000
  Short-term investments                                  200,000      2,160,000
  Receivables
    Short-term portion of notes
       receivable                                         208,000        173,000
    Income Taxes                                        1,642,000      2,045,000
    Other receivables                                     892,000      1,359,000
  Inventories                                           1,707,000      1,386,000
  Deferred taxes, net                                      83,000         78,000
  Prepaid expenses                                        318,000        309,000
                                                      -----------    -----------

  Total current assets                                  7,776,000     12,813,000
                                                      -----------    -----------

Property, buildings and equipment, at cost,
   less accumulated depreciation and
   amortization                                        46,212,000     45,672,000
                                                      -----------    ------------
Real property and equipment under capitalized
   leases, at cost, less accumulated
   amortization                                         7,152,000      7,480,000
                                                      -----------    -----------

Other assets
  Notes receivable, net of current portion              2,626,000      2,580,000
  Investment in HomeTown Buffet, Inc.                   5,480,000      5,678,000
  Deposits and other                                    1,225,000        986,000
                                                      -----------    -----------

  Total other assets                                    9,331,000      9,244,000
                                                      -----------    -----------
Intangible assets, at cost, less
  accumulated amortization
  Lease acquisition costs                                 465,000        569,000
  Other intangible assets                                 792,000        830,000
                                                      -----------    -----------

  Total intangible assets                               1,257,000      1,399,000
                                                      -----------    -----------
Total assets                                          $71,728,000    $76,608,000
                                                      ===========    ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND                                          MARCH 13,   SEPTEMBER 26,
STOCKHOLDERS' EQUITY                                        1995          1994
                                                       -----------   -----------
                                                        (UNAUDITED)
Current liabilities
  Accounts payable - trade                             $ 4,320,000   $ 6,874,000
  Accrued liabilities
    Payroll and related taxes                            3,074,000     2,764,000
    Sales and property taxes                             2,040,000     1,855,000
    Rent and other                                       2,302,000     2,762,000
  Current maturities of long-term debt                   3,412,000     1,960,000
                                                       -----------   -----------
        Total current liabilities                       15,148,000    16,215,000
                                                       -----------   -----------

Long-term debt, net of current maturities
  Capitalized real property leases                      10,328,000    10,609,000
  Notes payable                                            404,000     2,484,000
                                                       -----------   -----------
        Total long-term debt                            10,732,000    13,093,000
                                                       -----------   -----------

Deferred taxes, net                                      1,567,000     1,376,000
                                                       -----------   -----------
Deferred compensation                                    1,598,000     1,588,000
                                                       -----------   -----------

Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    946,714 shares issued
    and outstanding                                        947,000       947,000
  Junior common stock, $.01 par value;
     500,000 shares authorized; none
     outstanding                                                --            --
  Common stock, $.10 par value; 10,000,000
     shares authorized; 5,288,759 and 5,288,759
     shares issued                                         529,000       529,000
  Additional paid-in capital                            29,570,000    29,581,000
  Unrealized gain on investment in HomeTown
     Buffet, Inc., net of tax - Note 5                   2,654,000     2,773,000
  Retained earnings                                     12,237,000    13,790,000
                                                       -----------   -----------
                                                        45,937,000    47,620,000

  Less:  495,458 and 500,000 common stock treasury
     shares, at cost                                     3,254,000     3,284,000
                                                       -----------   -----------
        Total stockholders' equity                      42,683,000    44,336,000
                                                       -----------   -----------
Total liabilities and stockholders' equity             $71,728,000   $76,608,000
                                                       ===========   ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    TWELVE WEEKS ENDED            TWENTY-FOUR WEEKS ENDED
                                                 -------------------------       -------------------------
                                                 MARCH 13,       MARCH 14,       MARCH 13,       MARCH 14,
                                                   1995           1994            1995             1994
                                                 -------------------------       -------------------------
                                                        (UNAUDITED)                     (UNAUDITED)
Total revenues                                  $27,061,000     $25,681,000     $54,324,000     $49,909,000

Costs and expenses
   Food costs                                     8,957,000       8,360,000      17,924,000      16,068,000
   Labor costs                                    9,360,000       8,829,000      19,157,000      17,405,000
   Occupancy and other expenses                   6,365,000       5,626,000      12,902,000      11,448,000
   General and administrative expenses            1,855,000       1,893,000       3,688,000       3,532,000
   Depreciation and amortization                  1,436,000       1,381,000       2,830,000       2,760,000
                                                -----------     -----------     -----------     -----------
   Total costs and expenses                      27,973,000      26,089,000      56,501,000      51,213,000
                                                -----------     -----------     -----------     -----------
Loss from operations                               (912,000)       (408,000)     (2,177,000)     (1,304,000)
Interest and other income (expense)
   Interest expense                                (381,000)       (512,000)       (723,000)     (1,024,000)
   Interest income                                  143,000         185,000         282,000         330,000
   Gains on sales of restaurants to
    franchisees and other                            11,000         254,000          11,000         620,000
                                                -----------     -----------     -----------     -----------
   Total interest and other income (expense)       (227,000)        (73,000)       (430,000)        (74,000)
                                                -----------     -----------     -----------     -----------
Loss before income taxes                         (1,139,000)       (481,000)     (2,607,000)     (1,378,000)

Income tax benefit                                 (461,000)       (191,000)     (1,053,000)       (551,000)
                                                -----------     -----------     -----------     -----------
Net loss                                        $  (678,000)    $  (290,000)    $(1,554,000)    $  (827,000)
                                                ===========     ===========     ===========     ===========
Net loss per common share                             (0.14)    $     (0.06)    $     (0.32)    $     (0.17)
                                                ===========     ===========     ===========     ===========
Weighted average shares outstanding               4,792,003       4,773,997       4,790,381       4,769,708

                                  Page 5 of 16

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              TWENTY-FOUR WEEKS ENDED
                                                              -----------------------
                                                              MARCH 13,     MARCH 14,
                                                                1995            1994
                                                              -----------------------
                                                                    (UNAUDITED)
Increase (Decrease)
In Cash and Cash Equivalents

Cash flows from operating activities
Net loss                                                    $(1,554,000)   $  (827,000)
Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation and amortization                             2,830,000      2,760,000
    Provision for losses                                              -         11,000
    Loss (gain) on disposal of assets                           129,000       (577,000)
    Change in operating assets and liabilities
      Decrease in receivables                                   870,000        579,000
      Increase in inventory                                    (321,000)       (80,000)
      Decrease (increase) in other assets                        51,000       (128,000)
      Increase  (decrease) in accounts payable               (2,554,000)     1,670,000
      Increase  (decrease) in accrued liabilities               531,000       (413,000)
      Increase  (decrease) in net deferred taxes                265,000       (551,000)
                                                            -----------    -----------
          Net cash provided by operating activities             247,000      2,444,000
                                                            -----------    -----------

Cash flows from investing activities
  Proceeds from sale of short-term investments                1,960,000             --
  Acquisition of property, buildings and
   equipment                                                 (4,566,000)    (4,372,000)
  Acquisition of intangible assets                                   --       (256,000)
  Proceeds from sale of assets                                  630,000      1,800,000
  Payments received on notes receivable                          61,000         72,000
  Exercise of options in HomeTown Buffet, Inc.                       --       (120,000)
                                                            -----------    -----------
          Net cash used by investing activities              (1,915,000)    (2,876,000)

Cash flows from financing activities

  Proceeds from issuance of preferred stock                          --      5,043,000
  Proceeds from issuance of common stock                             --        125,000
  Payments under line-of-credit agreement                            --       (762,000)
  Principal payments on long-term debt
    and capital leases                                         (909,000)      (928,000)
                                                            -----------    -----------
          Net cash provided (used) by financing activities     (909,000)     3,478,000
                                                            -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                           (2,577,000)     3,046,000

Cash and cash equivalents at beginning
  of period                                                   5,303,000      1,666,000
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 2,726,000    $ 4,712,000
                                                            ===========    ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      TWENTY-FOUR WEEKS ENDED
                                                    ---------------------------
                                                    MARCH 13,         MARCH 14,
                                                      1995              1994
                                                    ---------         ---------
                                                            (UNAUDITED)
Supplemental disclosures of cash flow
  information
    Cash paid for interest                          $ 516,000       $ 1,065,000
                                                    =========       ===========
    Cash paid for income taxes                             --                --
                                                    =========       ===========

During both fiscal 1995 and 1994,
  stores were sold to franchisees and
  notes receivable were recorded in
  exchange for equipment as follows:

    Notes receivable                                $ 377,000       $   628,000
    Gain recognized                                    11,000          (630,000)
    Gain deferred                                    (234,000)               --
    Cash received                                      98,000           157,000
                                                    ---------       -----------

    Net book value of equipment sold                $ 230,000       $   155,000
                                                    =========       ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  NAME CHANGE

Effective April 4, 1995, the Company changed its corporate name to Summit Family Restaurants Inc. from JB's Restaurants, Inc. The name change was made to reflect the Company's diverse family restaurant concepts.

2.  FISCAL PERIODS

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in September. The third quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

3.  PRESENTATION

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

4.  NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of stock and dilutive common stock equivalents outstanding during each period.

5.  INVESTMENT IN HOMETOWN BUFFET, INC.

In the first quarter of fiscal 1994, the Company elected early adoption of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, the Company's investment in the common stock of HomeTown Buffet, Inc. meets the definition of available-for-sale securities and, as such, is reported at fair value. On March 13, 1995 and September 26, 1994 the estimated fair value of the Company's 528,220 shares of HomeTown Buffet, Inc. common stock was $10.38 and $10.75 per share, or $5.5 million and $5.7 million, respectively. The unrealized gain (net of tax) of $2.7 million and $2.8 million at March 13, 1995 and September 26, 1994, respectively, is recorded as a separate component of stockholders' equity.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES AND SELECTED OPERATING DATA. The following table sets forth, for the periods indicated, certain information regarding the Company's revenues and selected operating data.


                                                                                                            TWENTY-FOUR
                                                                   TWELVE WEEKS ENDED                       WEEKS ENDED
                                                             ------------------------------         -------------------------------
                                                              MARCH 13,          MARCH 14,           MARCH 13,           MARCH 14,
                                                                1995               1994                 1995                1994
                                                             ------------------------------         -------------------------------
Total revenues                                               $27,061,000        $25,681,000         $54,324,000         $49,909,000
Percentage change from prior period                             5.4%               1.2%                 8.8%               (1.9)%

JB's Restaurants

Company owned units at end of quarter                            83                 91                   83                  91
Franchised units at end of quarter                               22                 19                   22                  19
Company restaurants transferred to franchisees                   --                  1                   4                   3
Company restaurants converted to Galaxy Diners                    1                 --                   3                  --
Company restaurants closed                                       --                  2                  --                   3
Average weekly sales per unit                                  $17,846            $18,303             $17,811             $17,758
Percentage change from prior period                            (2.5)%              4.6%                 0.3%                2.9%
Same store sales percentage change
 from prior period                                             (5.1)%             (0.5)%               (2.8)%              (1.4)%

Galaxy Diners

Company owned units at end of quarter                             4                 --                   4                  --
Restaurants opened                                                1                 --                   3                  --
Average weekly sales per unit                                  $30,193              --                $32,663               --

HomeTown Buffets

Units operated as a franchisee at end of quarter                 14                 11                   14                  11
Restaurants opened                                               --                  4                   --                   5
Average weekly sales per unit                                  $47,729            $51,492             $47,692             $50,811

Sbarros

Units operated as a franchisee at end of quarter                 --                  --                  --                  --
Restaurants closed                                               --                  --                  10                  10

The increase in revenues for the twelve and twenty-four week periods ended March 13, 1995, as compared with the comparable periods of the prior fiscal year, is primarily the result of an increase in the number of HomeTown Buffet restaurants and Galaxy Diners which more than offset the decrease in the number of JB's Restaurants, the disposition of the Company's Sbarro restaurants and the decline in same store sales. During the twelve week period ended March 13, 1995, the average sales per JB's Restaurant decreased 2.5% reflecting an increase in the average customer purchase of 0.2% and a decrease in customer counts per unit of 2.7%. Same store sales for JB's

Restaurants (sales from JB's Restaurants open during both the fiscal 1995 and 1994 period) decreased 5.1% reflecting a decrease in customer counts of 5.3% while the average customer purchase increased 0.2%.

During the twenty-four week period ended March 13, 1995, the average sales per JB's Restaurant increased 0.3% reflecting an increase in the average customer purchase of 0.9% and a decrease in customer counts per unit of 0.6%. Same store sales for JB's Restaurants decreased 2.8% reflecting an increase in the average customer purchase of 1.0% offset by a 3.8% decrease in customer counts per unit.

COSTS AND EXPENSES; STATEMENT OF OPERATIONS DATA. The following table sets forth costs as a percentage of revenues for the periods indicated as well as statement of operations data:

                                           TWELVE WEEKS ENDED     TWENTY-FOUR WEEKS ENDED
                                         -----------------------   ----------------------
                                         MARCH 13,     MARCH 14,   MARCH 13,    MARCH 14,
                                           1995          1994        1995         1994
                                         -----------------------   ----------------------
Total revenues                             100.0%       100.0%      100.0%       100.0%
                                         ---------     -------     --------     ---------
Costs and expenses
   Food costs                               33.1         32.5        33.0         32.2
   Labor  costs                             34.6         34.4        35.2         34.9
   Occupancy and other expenses             23.5         21.9        23.8         22.9
   General and administrative expenses       6.9          7.4         6.8          7.1
   Depreciation and amortization             5.3          5.4         5.2          5.5
                                         ---------     -------     --------     ---------
   Total costs and expenses                103.4        101.6       104.0        102.6
                                         ---------     -------     --------     ---------

Loss from operations                        (3.4)        (1.6)       (4.0)        (2.6)
Interest and other income (expense)
   Interest expense                         (1.4)        (2.0)       (1.3)        (2.1)
   Interest income                           0.5          0.7         0.5          0.7
   Gains on sales of restaurants to
   franchisees and other                     0.1          1.0           --         1.2
                                         ---------     -------     --------     ---------
Total interest and other income
(expense)
                                            (0.8)        (0.3)       (0.8)        (0.2)
                                         ---------     -------     --------     ---------
Loss before income taxes                    (4.2)        (1.9)       (4.8)        (2.8)

Income tax benefit                          (1.7)        (0.8)       (1.9)        (1.1)
                                         ---------     -------     --------     ---------

Net loss                                    (2.5)%       (1.1)       (2.9)%       (1.7)%
                                         =========     =======     ========     =========

Effective income tax rate                   40.5%        39.7%       40.4%        40.0%
                                         =========     =======     ========     =========

FOOD COSTS. The increase in food costs as a percentage of total revenues for the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year, is primarily the result of an increase in the number of HomeTown Buffet restaurants which operate at a higher food cost percentage than the Company's JB's Restaurants.

LABOR COSTS. The increase in labor costs as a percentage of total revenues in the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year, is primarily due to costs incurred in training and increased scheduling designed to improve customer service in the JB's Restaurants along with a decrease in same store sales.

OCCUPANCY & OTHER EXPENSES. The increase in occupancy and other expenses as a percentage of total revenues for the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year, is primarily due to increased amortization of preopening costs ($71,000 and $182,000 respectively) resulting from the additional HomeTown Buffet openings and Galaxy Diner conversions, increased royalty fees, ($72,000 and $157,000 respectively) associated with the additional HomeTown Buffet restaurants in operation along with the decline in same store sales.

GENERAL & ADMINISTRATIVE EXPENSES. The decrease in General and Administrative expenses as a percentage of total revenues for the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year is primarily due to reduced employee relocation costs.

DEPRECIATION AND AMORTIZATION. The decrease in depreciation and amortization as a percentage of total revenues in the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year primarily reflects the increase in the number of HomeTown Buffet restaurants which operate with lower depreciation and amortization as a percent of revenues.

INTEREST EXPENSE. The decrease in interest expense as a percentage of total revenues for the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year is due to lower outstanding debt and no borrowings outstanding on the revolving line-of-credit.

INTEREST INCOME. The decrease in interest income as a percentage of total revenues for the twelve and twenty-four week periods ended March 13, 1995 as compared with the comparable periods of the prior fiscal year is primarily a result of the 5.4% and 8.8% increase in total revenues for the respective periods while interest income dollars have remained relatively constant.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital historically have been cash flow from operations and borrowings. During the twenty-four week period ended March 13, 1995, the Company obtained cash from other sources including the sale of short-term investments and the sale of assets. The Company requires capital principally for the acquisition and construction of new restaurants, remodeling and conversion of existing restaurants, and renewals of equipment and leasehold improvements. The Company anticipates funding these capital requirements in the remainder of fiscal year 1995 through cash on hand at the end of the quarter, internally generated funds, equipment lease financing and utilization of build-to-suit leases on certain new restaurants.

During the twenty-four week period ended March 13, 1995, cash and cash equivalents were provided by the following sources:

- ------------------------------------------------------------------------------------
                                                                      In Millions
- ------------------------------------------------------------------------------------
Net loss                                                                 $(1.6)
Depreciation and amortization                                              2.8
Change in operating assets and liabilities                                (1.1)
Sale of short-term investments                                             2.0
Proceeds from the sale of assets                                           0.6
Payments received on notes receivable                                      0.1
- ------------------------------------------------------------------------------------
Total Provided                                                           $ 2.8
- ------------------------------------------------------------------------------------

During the same period, cash and cash equivalents were applied for the following uses:

- ------------------------------------------------------------------------------
                                                                 In Millions
- ------------------------------------------------------------------------------

Capital expenditures for new stores                                  $1.8
Other capital expenditures                                            2.7
Principal payments on long-term debt and capital leases               0.9
- ------------------------------------------------------------------------------
Total used                                                           $5.4
- ------------------------------------------------------------------------------


During the first half of fiscal year 1995, cash used exceeded cash provided by $2.6 million due primarily to capital expenditures associated with the conversion of underperforming JB's Restaurants to Galaxy Diners and the remodeling of JB's Restaurants.

The current ratio at the end of the second quarter of fiscal year 1995 was 0.5:1.0 and 0.8:1.0 at the end of fiscal year 1994. Management does not consider the fact that the current ratio is less than one to be itself an indication of a liquidity problem as the restaurant business has practically no receivables and minimum inventories that typically turn faster than accounts payable to suppliers. The $1.1 million change in operating assets and liabilities is primarily attributable to the Company collecting $830,000 in landlord receivables, a $400,000 change in income taxes receivable and a $2.6 million decrease in accounts payable primarily due to a one time delay in the timing of payments with the implementation of new accounts payable software.

The Company's $3.0 million line of credit with a bank, which was scheduled to expire on December 31, 1994, was extended until December 31, 1995. The line of credit and other bank loans, which have a balance of $2.7 million as of March 13, 1995, are secured by 528,220 shares of HomeTown Buffet, Inc. common stock and by certain properties owned by the Company. As of March 13, 1995 the Company had $1,156,625 in letters of credit and no borrowings outstanding against the line of credit. The Company has agreed to terminate the line of credit during the fiscal third quarter in exchange for the release of the lien on an office/warehouse property which the Company expects to sell with net proceeds of approximately $1.2 million. The Company does not expect to be in compliance with certain covenants within its lending agreements at the end of its fiscal third quarter. The Company is currently in discussions with the bank with respect to waiver or revision of the covenants. In the event no agreement is reached with the bank, the Company may sell certain assets in order to repay these loans.

The Company's $2.5 million equipment lease commitment to finance new HomeTown Buffet restaurant equipment was extended until September 30, 1995. The Company had utilized $1.0 million of the commitment as of March 13, 1995.

The Company opened no new HomeTown Buffet restaurants in the first half of fiscal year 1995 but currently has two HomeTown Buffet restaurants under construction. The Company expects to open these two HomeTown Buffet restaurants under the Company's exclusive area development agreement with HomeTown Buffet, Inc. during the second half of fiscal year 1995, which will bring the total number of HomeTown Buffet restaurants to 16 at fiscal year end. The exclusive area development agreement requires the Company to open a minimum of 17 HomeTown Buffet restaurants by December 31, 1995.

During the first half, the Company remodeled four of its higher performing JB's Restaurants and does not anticipate remodeling any other higher performing JB's Restaurants during the remainder of fiscal year 1995. The deferral of remodels will not impact the Company's plans to continue to routinely repair and maintain the
                                  Page 12 of 16

Company's restaurants. In addition, the Company has converted three of its lower performing JB's Restaurants to Galaxy Diners and expects to convert two more lower performing JB's Restaurants to Galaxy Diners during the remainder of fiscal year 1995 (one of which opened on April 18, 1995), which will bring the number of Galaxy Diners to six at fiscal year end. Additional Galaxy Diner conversions, remodeling of additional JB's Restaurants and additional new HomeTown Buffet restaurants will be dependent upon the Company improving internal cash flow and/or finding additional sources of capital. It is expected that this capital will result from the sale of assets. To the extent that these assets secure the bank loans, the Company expects that it will repay these loans when the assets are sold. If the Company's earnings do not improve or other sources of financing are not obtained, the Company would have to reevaluate its capital spending plans.

SEASONALITY

The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the first and second calendar quarters.

IMPACT OF INFLATION

Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are no further scheduled increases in the federal minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures as is evidenced by the recent increased produce prices (lettuce in particular) resulting from the unusual weather conditions in the western U.S. growing regions. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or, if it were able to do so, could do so in a short period of time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual Meeting of the Company's shareholders was held on February 9, 1995.

         (b) The directors elected at the Annual Meeting by either the holders of Common Stock or the holders of the Series A Stock were Don M. McComas,
Ronald N. Paul and William L. Paternotte. The directors whose terms of office as director continued after the meeting, but who did not stand for election, are Frederick L. Bryant, Norman N. Habermann, Carl R. Hays, Clark D. Jones, Norton Parker and Thomas J. Russo.

         (c) The following items were voted upon and approved at the Annual Meeting as indicated by the vote tabulations set forth below the description of each item.

             1. The election of directors.
             William L. Paternotte was elected by the holders of the Series A stock.
             For: 946,714              Withheld: -0-

             Don M. McComas was elected by the holders of the Common Stock.
             For:  4,313,846           Withheld: 12,566

             Ronald N. Paul was elected by the holders of the Common Stock.
             For:  4,317,035           Withheld:  9,377

             2. Amendment to the Company's 1992 Stock Option Plan (the "Plan") to (i) increase the shares authorized for the grant of options under the Plan from 460,000 to 1,060,000, (ii) provide for grants of nonqualified stock options to non-employee directors of the Company on a formula basis, (iii) increase the Compensation Committee's discretion under the Plan with regard to vesting, terms of options and payment methods, and (iv) provide for other minor amendments to update the Plan as described in the Proxy Statement.

             For: 2,379,734   Against and Abstentions: 607,244

             3. Amendment to the Company's Certificate of Incorporation to change the Company's name from JB's Restaurants, Inc. to Summit Family Restaurants Inc.

             For:  4,256,620  Against, Abstentions and Broker non-votes: 122,768

             4. Ratification of the appointment of KPMG Peat Marwick LLP, certified public accountants, as independent auditors to examine the Company's financial statements for the fiscal year ending September 25, 1995.

             For:  4,339,438   Against and Abstentions:  39,949

                         SUMMIT FAMILY RESTAURANTS INC.
                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are attached to this report:

         Exhibit  Description
         Number   of Exhibit
         -------  -----------
          3(1)    Certificate of Amendment to the Certificate of
                  Incorporation filed with the Delaware Secretary of State
                  on April 4, 1995.

         27(1)    Financial Data Schedule

Other Items
- -----------

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                       SUMMIT FAMILY RESTAURANTS INC.
                                       ------------------------------
                                       (Registrant)

Date:  April 26, 1995                  By: /s/ David E. Pertl
                                           --------------------------
                                           David E. Pertl
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           (A duly authorized officer)

                                       By: /s/ Theodore Abajian
                                           --------------------------
                                           Theodore Abajian
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number
- -------

3(1) Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 1995.

27(1)    Financial Data Schedule
