Form 10-Q
period 1995-07-03
SUMMIT FAMILY RESTAURANTS INC
filed 1995-08-16
CIK 53281

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JULY 3, 1995
                                                  ------------

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    --------

                         Commission File Number: 0-6054

                         SUMMIT FAMILY RESTAURANTS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     87-0264039
           --------                                     ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                              1010 WEST 2610 SOUTH,
                            SALT LAKE CITY, UT 84119
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 974-4300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF AUGUST 9, 1995 THERE WERE 4,798,102 SHARES OF COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING.

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

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JULY 3,             SEPTEMBER 26,
                                                                                   1995                   1994
                                                                                -----------           -------------
ASSETS                                                                          (UNAUDITED)
Current assets
  Cash and cash equivalents                                                     $ 1,163,000            $ 5,303,000
  Short-term investments                                                            265,000              2,160,000
  Receivables
    Short-term portion of notes
      receivable                                                                    190,000                173,000
    Income Taxes                                                                  1,496,000              2,045,000
    Other receivables                                                               972,000              1,359,000
  Inventories                                                                     1,706,000              1,386,000
  Deferred taxes, net                                                                76,000                 78,000
  Prepaid expenses                                                                  251,000                309,000
                                                                                -----------            -----------

  Total current assets                                                            6,119,000             12,813,000
                                                                                -----------            -----------

Property, buildings and equipment, at cost,
  less accumulated depreciation and
  amortization                                                                   46,910,000             45,672,000
                                                                                -----------            -----------

Real property and equipment under capitalized
  leases, at cost, less
  accumulated amortization                                                        6,940,000              7,480,000
                                                                                -----------            -----------

Other assets
  Notes receivable, net of current portion                                        2,611,000              2,580,000
  Investment in HomeTown Buffet, Inc.                                             6,075,000              5,678,000
  Deposits and other                                                              1,179,000                986,000
                                                                                -----------            -----------

  Total other assets                                                              9,865,000              9,244,000
                                                                                -----------            -----------

Intangible assets, at cost, less
  accumulated amortization
  Lease acquisition costs                                                           436,000                569,000
  Other intangible assets                                                           784,000                830,000
                                                                                -----------            -----------

  Total intangible assets                                                         1,220,000              1,399,000
                                                                                -----------            -----------
Total assets                                                                    $71,054,000            $76,608,000
                                                                                ===========            ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND                                                                 JULY 3,             SEPTEMBER 26,
STOCKHOLDERS' EQUITY                                                             1995                  1994
                                                                              -----------           -------------
                                                                              (UNAUDITED)
Current liabilities
  Accounts payable - trade                                                    $ 5,576,000            $ 6,874,000
  Accrued liabilities
    Payroll and related taxes                                                   3,278,000              2,764,000
    Sales and property taxes                                                    1,965,000              1,855,000
    Rent and other                                                              1,831,000              2,762,000
  Current maturities of long-term debt                                          3,095,000              1,960,000
                                                                              -----------            -----------

        Total current liabilities                                              15,745,000             16,215,000
                                                                              -----------            -----------

Long-term debt, net of current maturities
  Capitalized real property leases                                             10,136,000             10,609,000
  Notes payable                                                                   338,000              2,484,000
                                                                              -----------            -----------
        Total long-term debt                                                   10,474,000             13,093,000
                                                                              -----------            -----------

Deferred taxes, net                                                             1,507,000              1,376,000
                                                                              -----------            -----------
Deferred compensation                                                           1,575,000              1,588,000
                                                                              -----------            -----------

Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    946,714 shares issued
    and outstanding                                                               947,000                947,000
  Junior common stock, $.01 par value;
    500,000 shares authorized; none outstanding
                                                                                     -                      -
  Common stock, $.10 par value; 10,000,000 shares
    authorized; 4,798,102 and 5,288,759 shares issued
                                                                                  480,000                529,000
  Additional paid-in capital                                                   26,388,000             29,581,000
  Unrealized gain on investment in HomeTown Buffet,
    Inc., net of tax - Note 5                                                   3,011,000              2,773,000
  Retained earnings                                                            10,927,000             13,790,000
                                                                              -----------            -----------
                                                                               41,753,000             47,620,000

  Less:  - 0 - and 500,000 common stock treasury shares, at cost                     -                 3,284,000
                                                                              -----------            -----------
        Total stockholders' equity                                             41,753,000             44,336,000
                                                                              -----------            -----------
Total liabilities and stockholders' equity                                    $71,054,000            $76,608,000
                                                                              ===========            ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SIXTEEN WEEKS ENDED                         FORTY WEEKS ENDED
                                                   --------------------------------         -----------------------------------
                                                     JULY 3,              JULY 4,             JULY 3,                 JULY 4,
                                                      1995                 1994                1995                    1994
                                                   --------------------------------         -----------------------------------
                                                             (UNAUDITED)                               (UNAUDITED)
Total revenues                                     $38,095,000          $36,948,000         $92,419,000             $86,857,000

Costs and expenses
  Food costs                                        12,682,000           12,016,000          30,606,000              28,084,000
  Labor costs                                       13,161,000           12,732,000          32,318,000              30,137,000
  Occupancy and other expenses                       8,615,000            8,448,000          21,517,000              19,896,000
  General and administrative expenses                2,552,000            2,544,000           6,240,000               6,076,000
  Depreciation and amortization                      2,017,000            1,864,000           4,847,000               4,624,000
  Charge for property dispositions                        -               1,982,000                -                  1,982,000
                                                   -----------          -----------         -----------             -----------

    Total costs and expenses                        39,027,000           39,586,000          95,528,000              90,799,000
                                                   -----------          -----------         -----------             -----------

Loss from operations                                  (932,000)          (2,638,000)         (3,109,000)             (3,942,000)

Interest and other income (expense)
  Interest expense                                    (488,000)            (548,000)         (1,211,000)             (1,572,000)
  Interest income                                       95,000              233,000             377,000                 563,000
  Gain on sale of HomeTown Buffet, Inc. stock             -              14,700,000                -                 14,700,000
  Gains on sales of restaurants to
    franchisees and other                               16,000               (7,000)             27,000                 613,000
  Loss on disposition of note receivable                  -              (1,564,000)               -                 (1,564,000)
                                                   -----------          -----------         -----------             -----------

  Total interest and other income (expense)           (377,000)          12,814,000            (807,000)             12,740,000
                                                   -----------          -----------         -----------             -----------

Income (loss) before income taxes and
  extraordinary item                                (1,309,000)          10,176,000          (3,916,000)              8,798,000

Income taxes (benefit)                                    -               4,061,000          (1,053,000)              3,510,000
                                                   -----------          -----------         -----------             -----------

Income (loss) before extraordinary item             (1,309,000)           6,115,000          (2,863,000)              5,288,000
                                                   -----------          -----------         -----------             -----------

Extraordinary loss resulting from
  extinguishment of debt (less tax benefit of
  $233,000)                                               -                    -                350,000                 350,000
                                                   -----------          -----------         -----------             -----------
Net income (loss)                                  ($1,309,000)         $ 5,765,000         ($2,863,000)            $ 4,938,000
                                                   ===========          ===========         ===========             ===========

Net income (loss) per common share:
  Before extraordinary loss                             ($0.27)               $1.05              ($0.60)                  $0.92
  Extraordinary loss                                      0.00                (0.06)               0.00                   (0.06)
                                                   -----------          -----------         -----------             -----------
Net income (loss) per common share                      ($0.27)               $0.99              ($0.60)                  $0.86
                                                   ===========          ===========         ===========             ===========

Weighted average shares outstanding                  4,797,502            5,843,070           4,793,290               5,736,609

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FORTY WEEKS ENDED
                                                                        ------------------------------------
                                                                           JULY 3,                 JULY 4,
                                                                            1995                    1994
                                                                        ------------------------------------
                                                                                     (UNAUDITED)
Increase (Decrease)
In Cash and Cash Equivalents

Cash flows from operating activities
Net income (loss)                                                       $(2,863,000)             $ 4,938,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation and amortization                                         4,847,000                4,624,000
    Charge for property dispositions                                           -                   1,982,000
    Provision for losses                                                       -                   1,564,000
    Loss on extinguishment of debt                                             -                     583,000
    Gain on disposal of assets                                              (51,000)                (240,000)
    Gain on sale of HomeTown Buffet, Inc. stock                                -                 (14,700,000)
    Change in operating assets and liabilities
      Decrease in receivables                                               935,000                  216,000
      Increase in inventory                                                (320,000)                (152,000)
      Increase in other assets                                             (135,000)                (307,000)
      Increase (decrease) in accounts payable                            (1,299,000)                 529,000
      Increase (decrease) in accrued liabilities                            225,000                 (585,000)
      Increase in net deferred taxes                                        133,000                  291,000
                                                                        -----------              -----------

          Net cash provided (used) by operating activities                1,472,000               (1,257,000)
                                                                        -----------              -----------

Cash flows from investing activities
  Proceeds from sale of short-term investments                            1,960,000                     -
  Acquisition of short-term investments                                     (65,000)                    -
  Acquisition of property, buildings and equipment                       (8,071,000)              (9,028,000)
  Acquisition of intangible assets                                          (30,000)                (261,000)
  Proceeds from sale of HomeTown Buffet, Inc. stock                            -                  16,814,000
  Proceeds from sale of assets                                            1,979,000                1,800,000
  Payments received on notes receivable                                      99,000                   53,000
  Exercise of options in HomeTown Buffet, Inc.                                 -                    (120,000)
                                                                        -----------              -----------
          Net cash provided (used) by investing activities               (4,128,000)               9,258,000

Cash flows from financing activities
  Proceeds from issuance of preferred stock                                    -                   5,044,000
  Proceeds from issuance of common stock                                       -                     153,000
  Borrowings under line-of-credit agreement                                 815,000                     -
  Payments under line-of-credit agreement                                  (815,000)                (762,000)
                                                                        -----------              -----------
    Net proceeds (payments) under line-of-credit agreement                     -                    (762,000)
  Principal payments on long-term debt
    and capital leases                                                   (1,484,000)              (6,737,000)
                                                                        -----------              -----------

         Net cash used by financing activities                           (1,484,000)              (2,302,000)
                                                                        -----------              -----------

Net increase (decrease) in cash and
  cash equivalents                                                       (4,140,000)               5,699,000

Cash and cash equivalents at beginning
  of period                                                               5,303,000                1,666,000
                                                                        -----------              -----------

Cash and cash equivalents at end of period                              $ 1,163,000              $ 7,365,000
                                                                        ===========              ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  FORTY WEEKS ENDED
                                                                        ------------------------------------
                                                                           JULY 3,                 JULY 4,
                                                                            1995                    1994
                                                                        ------------------------------------
                                                                                     (UNAUDITED)
Supplemental disclosures of cash flow
  information
  Cash paid for interest                                                $ 1,068,000              $ 1,687,000
                                                                        ===========              ===========
  Cash paid for income taxes                                                165,000                3,825,000
                                                                        ===========              ===========


During fiscal 1995 and 1994,
  stores were sold to franchisees and
  notes receivable were recorded in
  exchange for equipment as follows:

    Notes receivable                                                    $   377,000              $   628,000
    Gain recognized                                                         (27,000)                (630,000)
    Gain deferred                                                          (218,000)                    -
    Cash received                                                            98,000                  157,000
                                                                        -----------              -----------

    Net book value of equipment sold                                    $   230,000              $   155,000
                                                                        ===========              ===========

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

4.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using the weighted average number of shares of stock and dilutive common stock equivalents outstanding during each period.

5.  INVESTMENT IN HOMETOWN BUFFET, INC.

In the first quarter of fiscal 1994, the Company elected early adoption of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, the Company's investment in the common stock of HomeTown Buffet, Inc. meets the definition of available-for-sale securities and, as such, is reported at fair value. On July 3, 1995 and September 26, 1994 the estimated fair value of the Company's 528,220 shares of HomeTown Buffet, Inc. common stock was $11.50 and $10.75 per share, or $6.1 million and $5.7 million, respectively. The unrealized gain (net of tax) of $3.0 million and $2.8 million at July 3, 1995 and September 26, 1994, respectively, is recorded as a separate component of stockholders' equity.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES AND SELECTED OPERATING DATA. The following table sets forth, for the periods indicated, certain information regarding the Company's revenues and selected operating data.

                                                              SIXTEEN WEEKS ENDED                     FORTY WEEKS ENDED
                                                        ------------------------------         -------------------------------
                                                          JULY 3,            JULY 4,             JULY 3,             JULY 4,
                                                           1995               1994                 1995                1994
                                                        ------------------------------         -------------------------------
Total revenues                                          $38,095,000        $36,948,000         $92,419,000         $86,857,000
Percentage change from prior period                             3.1%              (0.1)%               6.4%               (1.2)%

JB's Restaurants
Company owned units at end of quarter                            81                 89                   81                 89
Franchised units at end of quarter                               23                 19                   23                 19
Company restaurants transferred to franchisees                 -                  -                       4                  3
Company restaurants converted to Galaxy Diners                    2                  1                    5                  1
Company restaurants closed                                     -                     1                -                      4
Average weekly sales per unit                           $    18,444            $18,761         $     18,070        $    18,152
Percentage change from prior period                            (1.7)%             (0.8)%               (0.5)%              1.3%
Same store sales percentage change
 from prior period                                             (3.8)%             (6.0)%               (3.2)%             (3.3)%

Galaxy Diners
Company owned units at end of quarter                             6                  1                    6                  1
Restaurants opened                                                2                  1                    5                  1
Average weekly sales per unit                           $    31,317        $    35,053         $     31,912        $    35,053

HomeTown Buffets
Units operated as a franchisee at end of quarter                15                  13                   15                 13
Restaurants opened                                               1                   2                    1                  7
Average weekly sales per unit                           $   49,342         $    52,728         $     48,130        $    51,792

Sbarros
Units operated as a franchisee at end of quarter              -                   -                    -                  -
Restaurants closed                                            -                   -                    -                    10

The increase in revenues for the sixteen and forty week periods ended July 3, 1995, as compared with the comparable periods of the prior fiscal year, is primarily the result of an increase in the number of HomeTown Buffet restaurants and Galaxy Diners which more than offset the decline in revenues resulting from the decrease in the number of JB's Restaurants, the disposition of the Company's Sbarro restaurants and the decline in JB's Restaurants same store sales. During the sixteen week period ended July 3, 1995, the average sales per JB's Restaurant decreased 1.7% reflecting a decrease in customer counts per unit of 2.3% and an increase in the average customer purchase of 0.6%. Same store sales for JB's Restaurants (sales from JB's Restaurants open during both the fiscal 1995 and 1994 period) decreased 3.8% reflecting a decrease in customer counts of 4.2% while the average customer purchase increased 0.4%.

During the forty week period ended July 3, 1995, the average sales per JB's Restaurant decreased 0.5% reflecting an increase in the average customer purchase of 0.8% and a decrease in customer counts per unit of 1.3%. Same store sales for JB's Restaurants decreased 3.2% reflecting an increase in the average customer purchase of 0.6% offset by a 3.8% decrease in customer counts per unit.

COSTS AND EXPENSES; STATEMENT OF OPERATIONS DATA. The following table sets forth costs as a percentage of revenues for the periods indicated as well as statement of operations data:


                                                              SIXTEEN WEEKS ENDED                     FORTY WEEKS ENDED
                                                        ------------------------------         -------------------------------
                                                          JULY 3,            JULY 4,             JULY 3,             JULY 4,
                                                           1995               1994                 1995                1994
                                                        ------------------------------         -------------------------------
Total revenues                                            100.0%             100.0%              100.0%              100.0%
                                                          -----              -----               -----               -----
Costs and expenses
  Food costs                                               33.3               32.5                33.1                32.3
  Labor costs                                              34.5               34.5                35.0                34.7
  Occupancy and other expenses                             22.6               22.9                23.3                22.9
  General and administrative expenses                       6.7                6.9                 6.8                 7.0
  Depreciation and amortization                             5.3                5.0                 5.2                 5.3
    Charge for property dispositions                        -                  5.4                 -                   2.3
                                                          -----              -----               -----               -----
    Total costs and expenses                              102.4              107.2               103.4               104.5
                                                          -----              -----               -----               -----
Loss from operations                                       (2.4)              (7.2)               (3.4)               (4.5)
Interest and other income (expense)
  Interest expense                                         (1.3)              (1.5)               (1.3)               (1.8)
  Interest income                                           0.2                0.6                 0.4                 0.6
  Gain on sale of HomeTown
    Buffet, Inc. stock                                      -                 39.8                 -                  16.9
  Gains on sales of restaurants to
    franchisees and other                                   0.1                -                   0.1                 0.7
  Loss on disposition of note receivable                    -                 (4.2)                -                  (1.8)
                                                          -----              -----               -----               -----

  Total interest and other
    income (expense)                                       (1.0)              34.7                (0.8)               14.6
                                                          -----              -----               -----               -----
Income (loss) before income taxes and
  extraordinary items                                      (3.4)              27.5                (4.2)               10.1
Income taxes (benefit)                                      -                 11.0                (1.1)                4.0
                                                          -----              -----               -----               -----
Income (loss) before extraordinary items                   (3.4)              16.5                (3.1)                6.1
                                                          -----              -----               -----               -----
Extraordinary loss resulting from
  extinguishment of debt (less tax benefit
  of $233,000)                                              -                  0.9                 -                   0.4
                                                          -----              -----               -----               -----
Net income (loss)                                          (3.4)%             15.6%               (3.1)%               5.7%
                                                          =====              =====               =====               =====
Effective income tax rate                                   -                 39.9%               26.9%               39.9%
                                                          =====              =====               =====               =====

FOOD COSTS. The increase in food costs as a percentage of total revenues for the sixteen and forty week periods ended July 3, 1995, as compared with the comparable periods of the prior fiscal year, is primarily the result of an increase in the number of HomeTown Buffet restaurants which operate at a higher food cost percentage than the Company's JB's Restaurants and higher produce prices due to the inclement weather in California.

LABOR COSTS. The increase in labor costs as a percentage of total revenues in the forty week period ended July 3, 1995, is primarily due to costs incurred in training and increased scheduling designed to improve customer service in the JB's Restaurants along with a decline in same store sales.

OCCUPANCY & OTHER EXPENSES. The decrease in occupancy and other expenses as a percentage of total revenues for the sixteen week period ended July 3, 1995, as compared with the comparable period of the prior fiscal year, is primarily due to a $236,000 gain on the sale of the Company's combined office/warehouse property partially offset by increased amortization of preopening costs ($44,000) resulting from the additional HomeTown Buffet openings and Galaxy Diner conversions, increased royalty fees ($34,000) associated with the additional HomeTown Buffet restaurants in operation along with the decline in JB's Restaurants same store sales. The increase in occupancy and other expenses as a percentage of total revenues for the forty week period ended July 3, 1995, is primarily due to increased amortization of preopening costs ($225,000) resulting from the additional HomeTown Buffet openings and Galaxy Diner conversions, increased royalty fees ($191,000) associated with the additional HomeTown Buffet restaurants in operation along with the decline in JB's Restaurants same store sales.

GENERAL & ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses as a percentage of total revenues for the sixteen and forty week periods ended July 3, 1995 as compared with the comparable periods of the prior fiscal year is primarily due to reduced employee relocation costs.

DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization as a percentage of total revenues in the sixteen week period ended July 3, 1995, as compared with the comparable period of the prior fiscal year primarily reflects depreciation associated with remodeled JB's Restaurants and Galaxy Diner conversions partially offset by the increase in the number of HomeTown Buffet restaurants which operate with lower depreciation and amortization as a percent of revenues.

CHARGE FOR PROPERTY DISPOSITIONS. The charge for property dispositions for the sixteen and forty week periods ended July 4, 1994, of $1,982,000 is primarily related to the disposition of certain underperforming JB's Restaurants.

INTEREST EXPENSE. The decrease in interest expense as a percentage of total revenues for the sixteen and forty week periods ended July 3, 1995, as compared with the comparable periods of the prior fiscal year is due to lower outstanding debt.

INTEREST INCOME. The decrease in interest income as a percentage of total revenues for the sixteen and forty week periods ended July 3, 1995, as compared with the comparable periods of the prior fiscal year is primarily a result of lower cash and short term investment balances.

GAIN ON SALE OF HOMETOWN BUFFET, INC. STOCK. During the sixteen week period ended July 4, 1994, the Company sold 1,056,780 shares of HomeTown Buffet, Inc. stock resulting in a pre-tax gain of $14,700,000.

LOSS ON DISPOSITION OF NOTE RECEIVABLE. During the sixteen week period ended July 4, 1994, the Company recorded a $1,564,000 loss resulting from the disposition of a note receivable.

INCOME TAXES. The effective income tax rates of 0.0% and 26.9% of pre-tax income in the sixteen and forty week periods ended July 3, 1995, respectively, are significantly below the effective tax rates for the comparable periods of the prior fiscal year primarily due to a $527,000 adjustment to the reserve against net deferred tax assets that may not be realized in the future.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of working capital has historically been cash flow from operations and borrowings. During the forty week period ended July 3, 1995, the Company obtained cash from other sources including the sale of short-term investments and the sale of assets. The Company requires capital principally for the acquisition and construction of new restaurants, remodeling and conversion of existing restaurants, and renewals of equipment and leasehold improvements. During the remainder of fiscal year 1995, the Company anticipates its capital requirements will be primarily for renewals of equipment and leasehold improvements and expects to fund these capital requirements through cash on hand at the end of the quarter and internally generated funds.

During the forty week period ended July 3, 1995, cash and cash equivalents were provided by the following sources:

     ===================================================================================================
                                                                                           In Millions
     ===================================================================================================
              Net loss                                                                        $(2.9)
              Depreciation and amortization                                                     4.9
              Change in operating assets and liabilities and other                             (0.6)
              Sale of short-term investments                                                    2.0
              Proceeds from the sale of assets                                                  2.0
              Payments received on notes receivable                                             0.1
     ===================================================================================================
              Total Provided                                                                  $ 5.5
     ===================================================================================================

During the same period, cash and cash equivalents were applied for the following uses:


     ===================================================================================================
                                                                                           In Millions
     ===================================================================================================
              Capital expenditures for new stores                                             $ 3.1
              Other capital expenditures                                                        5.0
              Principal payments on long-term debt and capital leases                           1.5
     ===================================================================================================
              Total used                                                                      $ 9.6
     ===================================================================================================

During the forty week period ended July 3, 1995, cash used exceeded cash provided by $4.1 million due primarily to capital expenditures associated with the conversion of five underperforming JB's Restaurants to Galaxy Diners, the remodeling of four JB's Restaurants and the construction of two HomeTown Buffet restaurants.

The current ratio at the end of the third quarter of fiscal year 1995 was 0.4:1.0 compared to 0.8:1.0 at September 26, 1994. Management does not consider the fact that the current ratio is less than one to be itself an indication of a liquidity problem as the restaurant business has practically no receivables and minimum inventories that typically turn faster than accounts payable to suppliers.

As of July 3, 1995, the Company had $2.1 million in letters of credit and $2.4 million in bank loans which are secured by 528,220 shares of HomeTown Buffet, Inc. common stock and by certain properties owned by the Company. On May 18, 1995, the Company terminated its $3.0 million line of credit in exchange for the release of the lien on an office/warehouse property which the Company sold generating net proceeds of approximately $1.5 million. The Company was not in compliance with certain covenants in its lending agreements at the end of its fiscal third quarter. The Company obtained a waiver from the bank with respect to these covenants. The Company does not expect to be in compliance with certain covenants in its lending agreements at the end of its fiscal fourth quarter, and is currently in discussions with the bank with respect to waiver or revision of the covenants. In the event no agreement is reached with the bank, the Company may sell certain assets in order to repay these loans.

The Company has a $2.5 million equipment lease commitment to finance new HomeTown Buffet restaurant equipment which expires September 30, 1995. The Company had utilized $1.0 million of the commitment as of July 3, 1995. The remaining balance of the commitment is not available to the Company if it is in technical noncompliance or does not expect to be in compliance with certain covenants in its lending agreements.

The Company opened one new HomeTown Buffet restaurant during the third quarter of fiscal year 1995 and an additional HomeTown Buffet restaurant opened in the fiscal fourth quarter of 1995. This brings the Company's total number of HomeTown Buffet restaurants in operation to 16. The Company's exclusive area development agreement with HomeTown Buffet, Inc. has been amended to extend the Company's requirement to open a minimum of 17 HomeTown Buffet restaurants to June 30, 1996 from December 31, 1995.

During the forty week period ended July 3, 1995, the Company remodeled four of its higher performing JB's Restaurants and does not anticipate remodeling any other higher performing JB's Restaurants during the remainder of fiscal year 1995. The Company continues to routinely repair and maintain the Company's restaurants. In addition, the Company has, in fiscal 1995, converted five of its lower performing JB's Restaurants to Galaxy Diners bringing the number of Galaxy Diners to six at the end of the fiscal third quarter. Future Galaxy Diner conversions, JB's Restaurants remodels and new HomeTown Buffet restaurants will be dependent upon the Company improving internal cash flow and/or finding additional sources of capital. This capital could result from the sale of assets. To the extent that these assets secure the bank loans, the Company expects that it will repay these loans when the assets are sold. If the Company's earnings do not improve or other sources of financing are not obtained, the Company would have to reevaluate its capital spending plans.

On July 24, 1995, the Company announced the formation of a special committee of outside independent directors to review strategic alternatives, including the potential sale of assets. The investment banking firm of Piper Jaffray Inc. has been retained to assist in this process.


SEASONALITY

The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the first and second fiscal quarters.


IMPACT OF INFLATION

Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are no further scheduled increases in the federal minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures as is evidenced by the recent increase in produce prices (lettuce in particular) resulting from the unusual weather conditions in the western U.S. growing regions. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or, if it were able to do so, could do so in a short period of time.

                         SUMMIT FAMILY RESTAURANTS INC.
                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

         The plaintiff in the matter of Robbins v. HomeTown Buffet, Inc. et al, has agreed to dismiss the action which had been filed in U.S. District Court for the Southern District of California on October 27, 1994, and alleged violations of federal securities laws. The action had named the Company and two of its officers among the 21 defendants. No consideration was paid by the Company or any other defendant in connection with the dismissal. The dismissal is expected to be finalized during August 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are attached to this report:

         Exhibit           Description
         Number            of Exhibit
         -------           -----------
         27 (1)            Financial Data Schedule.

Other Items

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                            SUMMIT FAMILY RESTAURANTS INC.
                            (Registrant)


Date  August 16, 1995             By:  /s/  David E. Pertl
    -----------------                  -------------------
                                       David E. Pertl
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)
                                       (A duly authorized officer)

                                  By:  /s/  Theodore Abajian
                                       ---------------------
                                       Theodore Abajian
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                            SUMMIT FAMILY RESTAURANTS
                                  EXHIBIT INDEX

Exhibit           Description
Number            of Exhibit
-------           -----------
27 (1)            Financial Data Schedule