Form 10-K405
period 1995-09-25
SUMMIT FAMILY RESTAURANTS INC
filed 1995-12-21
CIK 53281

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 25, 1995
                                       or
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from       to
                                                      -------  -------
                          Commission file number   0-6054
                                                 ----------------

                         SUMMIT FAMILY RESTAURANTS INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            87-0264039
        ------------------------------             -------------------
        State or other jurisdiction of                (IRS Employer
         incorporation or organization             Identification No.)

            440 LAWNDALE DRIVE, SALT LAKE CITY, UTAH       84115
          ---------------------------------------------  ----------
            (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (801) 463-5500
                                                           --------------
             Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
               --------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last price at which the stock was traded on December 15, 1995, was $5.563. As of December 19, 1995, there were 4,801,102 shares of Common Stock, $0.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Exhibit Index is on pages 32 through 35 of
                    this report. This report contains 60 pages.

                                     PART I

ITEM 1.       BUSINESS

DESCRIPTION AND GENERAL DEVELOPMENT

Summit Family Restaurants Inc. (the "Company") is a Delaware corporation organized in l985 as the successor to a California corporation which was organized in l963. Effective April 4, 1995, the Company changed its corporate name to Summit Family Restaurants Inc. from JB's Restaurants, Inc. The name change was made to reflect the Company's diverse family restaurant concepts.

On November 30, 1995, an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") was executed between the Company and CKE Restaurants, Inc., a Delaware corporation ("CKE"), pursuant to which a wholly-owned subsidiary of CKE will merge with the Company, and CKE's wholly-owned subsidiary will be the surviving entity. Consideration for the merger to be paid to the Company's shareholders for each share of common stock and for each share of preferred stock will consist of $3.00 in cash and .20513 shares of CKE common stock, provided that the average CKE common stock price is between $12.25 per share and $17.00 per share at the closing. If the average CKE common stock price is higher than $17.00 or lower than $12.25 at the closing, the exchange ratio may be adjusted accordingly. The transaction is conditioned upon the Company's shareholders approving the transaction and the usual and customary conditions to closing, including, without limitation, accuracy of the parties' representations and warranties, performance of the parties' covenants and obligations under the Merger Agreement and obtaining proper consents of third parties as necessary. Certain conditions under the Merger Agreement have not been met and CKE and the Company are holding discussions with regard to the alternatives available.

As of September 25, 1995, the Company operated 80 JB's Restaurants: forty in Arizona, seven in Idaho, five in Montana, eight in New Mexico, fifteen in Utah, one in Washington and four in Wyoming, and franchised twenty-four JB's
Restaurants: five in Arizona, three in Idaho, two in Montana, one in New Mexico, two in South Dakota, five in Utah, two in Washington and four in Wyoming. The Company also operated six Galaxy Diners: one in Arizona, one in Idaho and four in Utah, and sixteen franchised HomeTown Buffet restaurants: eight in Arizona, two in Colorado, two in New Mexico, three in Utah and one in Wyoming.

A summary of the number of Company operated restaurants in operation in each of the last three fiscal years follows:

                                                                    NUMBER          NUMBER OF         NUMBER OF
                                                                    OF JB'S         NET JB'S           COMPANY
                                                  NUMBER OF       RESTAURANTS      RESTAURANTS        OPERATED
                                                 RESTAURANTS       CONVERTED      TRANSFERRED        RESTAURANTS
FISCAL          NUMBER OF RESTAURANTS               SOLD           TO GALAXY           TO             AT END OF
 YEAR            OPENED OR ACQUIRED               OR CLOSED         DINERS         FRANCHISEES       FISCAL YEAR
------    ---------------------------------      -----------      -----------     ------------       -----------

               GALAXY
        JB'S    DINER   SBARRO    HOMETOWN
        ----   ------   ------    --------
1993      -       -        1          2              8(1)              -              7                  113
1994      -       1        -          8             14(2)              1              3                  104
1995      -       5        -          2              1                 5              3                  102

     (1) - Included 3 Sbarro restaurants and 5 JB's Restaurants
     (2) - Included 10 Sbarro restaurants and 4 JB's Restaurants

In November 1991, the Company invested $3.8 million with Americana Entertainment Group, Inc., the predecessor of HomeTown Buffet, Inc. for capital stock and options. In July 1993, the Company sold shares of preferred stock in HomeTown Buffet, Inc. ("HTBB") for $2.5 million. In the fourth quarter of fiscal 1993, HTBB concluded an initial public offering ("IPO") of its common stock. In the third quarter of fiscal 1994, the Company sold shares of HTBB common stock for $16.8 million resulting in a pre-tax gain of $14.7 million. On September 25, 1995, the estimated fair value of the Company's ownership of HTBB common stock was $13.25 per share or $7.0 million. Since September 25, 1995, the Company has sold shares of HTBB common stock for $4.8 million resulting in a pre-tax gain of $4.0 million. As of December 15, 1995, the Company owns 130,000 shares of HTBB common stock.

JB'S RESTAURANTS

MENU AND FORMAT. JB's Restaurants are family style restaurants offering a variety of breakfast, lunch and dinner selections at moderate prices. The breakfast menu, in the majority of JB's Restaurants, features an "All-You-Can-Eat" breakfast buffet, four new "Fast Break Breakfasts" currently priced at $1.98 to $2.29 along with skillets and other traditional breakfast fare. The lunch and dinner menu consists of a variety of sandwiches including JB's popular new hoagie sandwiches as well as steak, chicken, pasta and seafood entrees and features a soup and salad bar add-on for a modest upcharge. The restaurants' soup and salad bar features homestyle soups, salads, fresh fruits and vegetables. The restaurants also feature the JB's Bakery with a full line of freshly baked products including cookies, muffins, pecan sticky buns and gourmet double-crust and cream-filled pies.

The Company's JB's Restaurants range in size from 3,600 square feet to 7,600 square feet with an average of 4,875 square feet. Seating capacity for the Company's JB's Restaurants ranges from approximately 95 to 240. The JB's Restaurants decor is designed to provide an appealing and relaxed atmosphere.

The Company's JB's Restaurants are typically open l8 hours a day, seven days a week. With the exception of the breakfast buffet and the soup and salad bar, all entrees are cooked to order and served by waiters and waitresses with an average check of approximately $5.00.

The Company seeks to locate its JB's Restaurants in commercial districts adjacent to middle and upper income residential areas. The restaurant buildings are typically free standing and located on the corner of main arteries.

REMODELING PROGRAM. Remodeling is an integral part of the Company's strategic plan. The JB's Restaurants typically have been remodeled every five to seven years with 16 of the current 104 JB's Restaurants having been remodeled to the current remodeling scheme. The Company's present remodeling program is designed to improve the image of the Company's existing JB's Restaurants to a much warmer and more charming look featuring new custom designed carpets and specialty fabrics for the upholstery, both with a variety of pleasing patterns and colors, and extensive decorative artifacts and wall hangings, giving the restaurant a more appealing "country charm" look.

OPERATIONS. The Company's JB's Restaurant concept is organized into two divisions, each supervised by a Division Vice President who reports to the Senior Vice President, Family Restaurant Operations, who reports to the Company's President. Within each division are five or six District Managers who are each responsible for the operations of approximately six to nine restaurants.

Each JB's Restaurant has a general manager who directs the restaurant's daily operations and two assistant managers. To become a general manager, an employee generally must complete the Company's management training program and, unless previously experienced as a full service restaurant general manager, serve as an assistant manager for approximately one year. General managers are responsible for hiring, providing ongoing staff training, and for the overall operation of the restaurant. General and assistant managers participate in a performance based incentive program in addition to a competitive base salary.

ADVERTISING AND PROMOTIONS. As part of the Company's strategy to focus on improving its core markets and increasing revenues from existing stores, the Company executes a marketing program focusing on television and newspaper advertising. Advertising spending was approximately 4.0% of JB's Restaurant revenues in fiscal 1995 and the Company expects to continue this level of advertising spending in the future.

FRANCHISING. The Company is presently concentrating on franchise development of new JB's Restaurants in small towns in states where JB's Restaurants already operate and in states contiguous to current markets. In addition, the Company continues to franchise current Company operated JB's Restaurants in small isolated cities and other strategically advantageous situations.

The Company's franchise agreement presently requires the payment of an initial franchise fee of $35,000 per restaurant and requires the payment of continuing royalty fees of 4% of gross revenues. Under the Company's "Employee Ownership Program", which is designed to offer management employees the opportunity to become franchisees, individuals receive a credit against the initial franchise fee for one franchised restaurant based on the number of years of service with the Company. A credit of $12,500 is given for 10-14 years of service, $18,750 for 15-19 years of service and $25,000 for over 20 years of service.

The Company has the right to audit and receive annual financial statements from franchisees. Franchise agreements generally have an initial term of 20 years with no renewal options. The Company also retains the right to terminate a franchise agreement for a variety of reasons, including insolvency or bankruptcy, failure to operate the restaurant according to standards or failure to pay fees.

During the six fiscal years ended September 25, 1995, the Company transferred a total of fifteen operating JB's Restaurants to franchisees. At the end of fiscal 1995, the Company had twenty-four franchised restaurants: five in Arizona, three in Idaho, two in Montana, one in New Mexico, two in South Dakota, five in Utah, two in Washington and four in Wyoming. Since September 25, 1995, the Company has transferred one additional operating JB's Restaurant located in Wyoming to a franchisee.

GALAXY DINERS

GENERAL. In fiscal year 1994, the Company developed the Galaxy Diner concept intended to be used initially as a conversion vehicle for underperforming JB's Restaurants. Longer-term, subject to available financing, the Company expects to open new Company operated Galaxy Diners as well as potentially franchise the concept. The Company converted its first underperforming JB's Restaurant to a Galaxy Diner in June, 1994 and five additional conversions were completed in fiscal year 1995.

MENU AND FORMAT. The Galaxy Diner is designed to bring back memories of '57 Chevy's, Elvis, the Jitterbug and great home-cooked food. The Galaxy Diner offers a high energy, fun atmosphere, and offers outstanding food.

The interior of each Galaxy Diner features two distinct dining areas - one centered around a full 1950's soda fountain with black, white and red tile, stainless steel, faux marble and mirrors, while the other dining area is more family oriented and casual, with star-patterned carpeting and mahogany colored tables and chairs. Other decor features include nostalgic signs, black and white photographs of 1950's film and music celebrities, and an entire wall dedicated to photos and memorabilia depicting local hometown sports and celebrity personalities of the era. In the front lobby a Wurlitzer juke box plays all the favorite golden oldies while neon blue stars on the ceiling welcome guests to this "blast from the past".

Even the employee uniforms reflect the 50's period with red and white bowling shirts on the servers, poodle skirts on the hostesses, and checkered pants and paper hats on the soda jerks. Many of the popular uniform pieces, along with other trendy signature apparel is on display and available for sale at the Galaxy Diner.

The award winning menu covers all dayparts - breakfast, lunch and dinner, plus special menus have been devised for the soda fountain and a full kids menu on a separate activity sheet. Included in the eight page main menu are entrees such as "Monster Mash" Hash, "Blueberry Hill" Flapjacks, the "best burgers in the Galaxy", "Ty Cobb" Salad, "Route 66" Pileup appetizer, "Bring My Baby Back" Ribs, and selections from the "Mama's and the Pastas". The soda fountain brings back many of the traditional favorites, including flavored cokes, malts and shakes, and ice cream sodas. One of the house fountain specialties is the Hollywood Boulevard Brownie Sundae built with fudge brownies cut in the shape of stars.

The Galaxy Diners have an average check of approximately $6.00.

OPERATIONS. The Galaxy Diners are supervised by a District Manager, who reports to the Senior Vice President, Family Restaurant Operations, who reports to the Company's President. Each Galaxy Diner has a general manager who directs the restaurant's daily operations and three managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with an extensive operations manual to assure uniformity of operations and consistent high quality products. The Company has a performance based incentive program covering all its restaurant managers in addition to a competitive base salary.

HOMETOWN BUFFET RESTAURANTS

GENERAL. The Company has a franchise and exclusive area development agreement with HomeTown Buffet, Inc., under which, as amended, the Company has the exclusive rights to develop and operate HomeTown Buffet restaurants, as a franchisee, in Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming. Under the terms of the agreement, the Company is required to open a minimum of 17 HomeTown Buffet restaurants in these states prior to June 30, 1996. As of December 15, 1995, the Company operated 16 HomeTown Buffet restaurants.

Under the terms of the development agreement, the Company pays an initial fee of $25,000 for each location. After the third location opened, the Company paid a development fee of $100,000 and an additional $50,000 was paid at the time the eleventh location was opened. The development fee is being applied against the $25,000 initial fee in increments of $10,000 per location for each of the next 15 locations. In addition, the Company had two one year options to extend the exclusive area development agreement which requires the Company to open 5 additional locations in each option period. The Company has exercised the first option. A $50,000 fee is due upon the execution of the franchise agreement for the 18th location which will be applied against the $25,000 initial fee in increments of $10,000 per location for each of the next 5 locations. The second option expires December 31, 1997.

For each location, the Company enters into a franchise agreement which requires among other items, the payment of a continuing royalty fee. The royalty fee is based on the aggregate gross sales of all the Company's HomeTown Buffet restaurants at the following rates:

     ANNUAL GROSS SALES                                      RATE
     ------------------                                      ----
     $0 to $1,000,000                                         4%
     $1,000,001 to $2,000,000                                 3%
     $2,000,001 and over                                      2%

CONCEPT AND MENU. HomeTown Buffet restaurants are located both in shopping "strip centers" and as free standing restaurants. The restaurants occupy between 8,000 - 13,000 square feet, seat 265 - 460 people and employ 75 - 100 people. HomeTown Buffet restaurants are generally open seven days per week, 12 hours per day serving lunch, dinner and dessert items with a special brunch offering on Sundays.

HomeTown Buffet restaurants feature a "scatter bar" buffet system with eight separate food islands in an "all-you-can-eat" format, offering a wide variety of fresh "made in the kitchen" menu items including soups, salads, hot entrees, vegetables, non-alcoholic beverages, and a dessert bar. It also features a display bakery where customers can see the desserts and baked goods prepared fresh throughout the day. Customers pay upon entry to the restaurant and select the items and portions of their choice. This system allows customers to serve themselves from the food island of their choice without standing in long lines. The concept has an average check of approximately $5.50.

OPERATIONS. The franchised HomeTown Buffet restaurants are operated through a 100% wholly-owned subsidiary of the Company, HTB Restaurants, Inc., and are operated and supervised separately from the JB's Restaurant and Galaxy Diner operations. The HomeTown Buffet restaurants are supervised directly by two district managers who report to the Senior Vice President, HomeTown Buffet Operations, who reports to the Company's President.

Each HomeTown Buffet restaurant has a general manager and at least three co-managers or assistant managers. Managers are required to attend formal training sessions in management and operations of the restaurant. In addition, each restaurant manager is required to comply with an extensive operations manual to assure uniformity of operations and consistent high quality of products. The Company has a performance based incentive program covering its general and assistant managers in addition to a competitive base salary.

PURCHASING

Purchasing for all of the Company's restaurants is supervised by the Senior Vice President, Food Services. Two national food service distributors distribute substantially all non-perishable items to the restaurants twice per week. Perishable items are generally purchased locally. The Company believes that there are other distributors who are able to service the Company's needs and that alternative sources of supply are generally available for all items regularly used in the restaurants.

INFORMATION AND REPORTING SYSTEMS

Through the use of management information systems including a computerized point of sale system in each unit, the Company maintains centralized financial and accounting controls for all of its restaurants. Weekly reports of individual restaurant sales, labor costs, food costs and other expenses together with comparisons to preceding weeks, give management current indications of its operations on a per-unit basis as well as on a Company-wide basis.

LICENSES, TRADEMARKS AND SERVICE MARKS

Under franchise agreements with HomeTown Buffet, Inc., the Company has exclusive rights to operate and develop HomeTown Buffet restaurants in Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Utah and Wyoming. The term of the franchise right, including the use of trademarks and service marks, for each restaurant is the shorter of 20 years or the lease term with a right to renew for additional 10-year periods. The Company's franchise rights are subject to termination if the Company fails to comply with the provisions of the franchise agreements, including the payment of franchise fees.

The Company believes that its rights in its trademarks and service marks are important to its marketing efforts and a valuable part of its business. The Company owns a number of trademarks and service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including, but not limited to, JB's(R), JB's Restaurants(R), JB's Bakery(R), JB's is family(R), fast break breakfast,SM fast break,SM and Galaxy Diner(R). It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

SEASONALITY

The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the fall and winter fiscal quarters.

COMPETITION

The restaurant business is highly competitive with respect to price, service, restaurant location and food quality and is often affected by changes in consumer tastes, economic conditions, population and traffic patterns. The Company competes within each market with locally-owned restaurants as well as with national and regional restaurant chains, many of which operate more restaurants and have greater financial resources and longer operating histories than the Company. There is also active competition for management and hourly personnel, as well as for attractive commercial real estate sites suitable for restaurants.

GOVERNMENTAL REGULATION

The Company's business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants.

The Company is subject to Federal Trade Commission ("FTC") regulation and various state laws that regulate the offer and sale of franchises. The FTC requires the Company to provide prospective franchisees with a franchise offering circular containing prescribed information about the Company and its franchise operations. Some states in which the Company has existing franchisees and a number of states in which the Company might consider franchising regulate the sale of franchises; several states require the registration of franchise offering circulars. Beyond state registration requirements, several states regulate the substance of the franchisor-franchisee relationship and, from time to time, bills are introduced in Congress aimed at imposing federal registration on franchisors. Many of the state franchise laws limit, among other things, the duration and scope of noncompetition and termination provisions of franchise agreements.

The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. From time to time legislative proposals are considered by governmental authorities that could, if enacted, have a material effect on the Company's business. Examples of recently considered legislation include mandatory health insurance for the Company's employees and increased state or federal minimum wages. These types of proposals could materially increase the Company's operating costs. There is no assurance that the Company would be able to pass such increased costs on to its guests or that, if it was able to do so, it could do so in a short period of time.

EMPLOYEES

As of December 15, l995 the Company employed approximately 4,500 persons, of whom approximately 57 were corporate personnel. All other employees are involved directly in the operation of the Company's restaurants.

The Company considers its employee relations to be good and believes that its employee turnover rate is consistent with the industry average. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of its competition. The Company's employees are not covered by a collective bargaining agreement.

ITEM 2.       PROPERTIES

The Company's home offices are located at 440 Lawndale Drive in Salt Lake City, Utah, which the Company leases.

The following is a summary of the Company's restaurant properties as of September 25, 1995:

                                           JB'S           HOMETOWN        GALAXY DINER           TOTAL
                                           ----           --------        ------------           -----
COMPANY OPERATED RESTAURANTS
         Owned                              14               --                --                  14
         Leased                             66                16                 6                 88
                                           ---               ---               ---                ---
                                            80                16                 6                102
                                           ===               ===               ===                ===
FRANCHISED RESTAURANTS
         Owned                               3               --                --                   3
                                           ---               ---               ---                ---
         Subleased                          14               --                --                  14
                                           ---               ---               ---                ---
                                            17               --                --                  17*
                                           ===               ===               ===                ===

NON-OPERATING PROPERTIES
         Owned                             --                --                --                 --
         Leased                              9               --                --                   9
                                           ---               ---               ---                ---
                                             9               --                --                   9 **
                                           ===               ===               ===                ===
TOTAL
         Owned                              17               --                --                  17
         Leased                             89                16                 6                111
                                           ---               ---               ---                ---
                                           106                16                 6                128
                                           ===               ===               ===                ===

         *At September 25, 1995, the Company had 24 franchised restaurants of which it is sublessor for the 17 properties noted.

         **Of the 9 non-operating properties; 8 are subleased. The ninth non-operating property was subleased in fiscal year 1996.

Lease terms range from 10 to 25 years with most leases providing for 20-year terms with options to renew for an additional 5 to 20 years. In most instances, the Company has acquired lease or sublease rights to leases whose remaining initial terms are from five to twenty years. The amount of rent paid and the method of computing rent vary; most leases provide for a fixed rental to be applied against a percentage of gross sales, usually 2.5% to 7% for a JB's Restaurant or Galaxy Diner and 3% to 5% for a HomeTown Buffet restaurant. Typically, the Company is responsible for maintenance and repair of the leased premises and the payment of real estate taxes and insurance related to the restaurant.

Management believes that the properties are adequate for their intended purposes.

The following is a geographic summary of the Company and franchised restaurant locations as of September 25, 1995:

                                                     COMPANY         FRANCHISED           TOTAL
                                                     -------         ----------           -----
                  JB'S RESTAURANT
                      Arizona                           40                 5                45
                      Idaho                              7                 3                10
                      Montana                            5                 2                 7
                      New Mexico                         8                 1                 9
                      South Dakota                      --                 2                 2
                      Utah                              15                 5                20
                      Washington                         1                 2                 3
                      Wyoming                            4                 4                 8
                                                       ---               ---               ---
                  TOTAL JB'S RESTAURANTS                80                24               104
                                                       ===               ===               ===

                  GALAXY DINER
                      Arizona                            1                --                 1
                      Idaho                              1                --                 1
                      Utah                               4                --                 4
                                                       ---               ---               ---
                  TOTAL GALAXY DINERS                    6                --                 6
                                                       ===               ===               ===

                  HOMETOWN BUFFET
                      Arizona                            8                --                 8
                      Colorado                           2                --                 2
                      New Mexico                         2                --                 2
                      Utah                               3                --                 3
                      Wyoming                            1                --                 1
                                                       ---               ---               ---
                  TOTAL HOMETOWN BUFFETS                16                --                16
                                                       ---               ---               ---

                  TOTAL RESTAURANTS                    102                24               126
                                                       ===               ===               ===

ITEM 3.  LEGAL PROCEEDINGS

During the fourth quarter of fiscal year 1995, the plaintiff in the matter of Robbins v. HomeTown Buffet, Inc. et al., dismissed with prejudice the action which had been filed in U.S. District Court for the Southern District of California on October 27, 1994, and alleged violations of federal securities laws. The action had named the Company and two of its officers among the 21 defendants. No consideration was paid by the Company or any other defendant in connection with the dismissal.

In addition, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amount which it may be required to pay by reason thereof will have a material effect on the Company's consolidated statements of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol SMFR. The following table sets forth, for the quarters indicated, the high and low closing sales prices per share as reported on the National Market System.

              FISCAL YEAR                        1995                               1994
                                     -------------------------            -----------------------
                                       HIGH              LOW               HIGH             LOW
                                     -------           -------            ------           ------
                First Quarter         $6.00            $3-5/8             $7-3/4           $5-5/8
                Second Quarter         5-5/8            4.00               8-1/4            5-7/8
                Third Quarter          5-3/4            3-5/8              8-1/4            4-1/2
                Fourth Quarter         5-1/2            3-5/8              6-1/8            3-7/8

As of December 18, 1995, there were 521 holders of record of the Company's common stock.

The Company has not declared a cash dividend in the last three fiscal years. The Company currently reinvests its financial resources into the growth of the business and consequently does not expect to pay cash dividends in the foreseeable future. The Company's Series A Convertible Preferred Stock, issued in October 1993, contains a restriction on the payment of dividends until August 18, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below, except store data, has been derived from the historical consolidated financial statements of the Company. The selected consolidated financial data for the years ended September 30, 1991, September 28, 1992, September 27, 1993, September 26, 1994, and
September 25, 1995 have been derived from financial statements which were audited by KPMG Peat Marwick LLP, independent public accountants.

The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                           YEAR ENDED
                                   -----------------------------------------------------------------------------------------
                                    SEPTEMBER 25,     SEPTEMBER 26,       SEPTEMBER 27,      SEPTEMBER 28,     SEPTEMBER 30,
                                        1995               1994               1993               1992              1991
                                   -------------      -------------      -------------      -------------      -------------
OPERATING STATEMENT DATA:
Total Revenues                     $ 121,099,000      $ 115,367,000      $ 114,768,000      $ 124,045,000      $ 127,294,000
Income (loss) from operations         (5,052,000)        (5,641,000)(1)     (4,651,000)(2)        911,000 (3)       (245,000)(4)
Income (loss) before income taxes     (6,097,000)         6,826,000 (5)     (3,797,000)(6)     (1,307,000)(3)     (1,686,000)(4)
Net Income (loss)                     (5,044,000)         3,756,000 (7)     (2,314,000)          (771,000)(8)       (991,000)
                                   -----------------------------------------------------------------------------------------
PER SHARE:
Net income (loss)                  $       (1.05)     $        0.66      $       (0.49)     $       (0.17)     $       (0.22)
Dividends                          $        0.00      $        0.00      $        0.00      $        0.00      $        0.00
Weighted avg. shares outstanding       4,794,000(9)       5,723,000(10)      4,693,000          4,585,000          4,534,000
                                   -----------------------------------------------------------------------------------------
BALANCE SHEET DATA :
Total assets                       $  70,884,000      $  76,608,000      $  67,716,000      $  73,745,000      $  74,768,000
Tangible assets                       69,735,000         75,209,000         66,276,000         71,780,000         72,150,000
Stockholders' equity                  40,127,000         44,336,000         32,598,000         34,156,000         34,830,000
Long-term debt                        10,150,000         13,093,000         19,243,000         22,259,000         22,824,000
                                   -----------------------------------------------------------------------------------------
Debt to capital                               20%                23%                37%                39%                40%
                                   -----------------------------------------------------------------------------------------
PER SHARE:
Stockholders' equity               $        6.99      $        7.73      $        6.85      $        7.43      $        7.61
Tangible book value                $        6.79      $        7.49      $        6.55      $        7.00      $        7.04
Shares outstanding                     5,744,816(10)      5,735,473(10)      4,755,759          4,597,388          4,577,486
                                   -----------------------------------------------------------------------------------------

OTHER DATA:
Operating Units
   JB's Restaurants-Company                   80                 89                 97                109                136
   JB's Restaurants-Franchised                24                 19                 14                  5                  3
   HomeTown Buffet restaurants                16                 14                  6                  4               --
   Galaxy Diner restaurants                    6                  1               --                 --                 --
   Sbarro restaurants                       --                 --                   10                 12                  4
                                   -----------------------------------------------------------------------------------------
TOTAL                                        126                123                127                130                143
                                   -----------------------------------------------------------------------------------------


(1)   Fiscal 1994 is net of a charge for property dispositions of $2.0 million.

(2)   Fiscal 1993 is net of a charge for property dispositions of $4.3 million.

(3)   Fiscal 1992 is net of a charge for property dispositions of $3.2 million.

(4) Fiscal 1991 is net of a charge for property dispositions of $3.1 million and a deferred compensation revaluation of $0.4 million.

(5) Fiscal 1994 is net of a charge for property dispositions of $2.0 million, a loss on the disposition of a note receivable of $1.6 million and a gain on the sale of HomeTown Buffet, Inc. common stock of $14.7 million.

(6) Fiscal 1993 is net of a charge for property dispositions of $4.3 million, and a gain on the sale of HomeTown Buffet, Inc. preferred stock of $1.7 million.

(7) Fiscal 1994 is net of an extraordinary loss of $350,000 (net of tax benefit) resulting from extinguishment of debt.

(8) Fiscal 1992 is net of the cumulative effect of a change in accounting principle of $214,000.

(9) Excludes 946,714 shares of Series A Convertible Preferred Stock as they are anti-dilutive.

(10)  Includes 946,714 shares of Series A Convertible Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES AND SELECTED OPERATING DATA. The following table sets forth for the periods indicated, certain information regarding the Company's revenues and selected operating data for the last three fiscal years. All references herein to years, i.e., "1995," "1994" or "1993," are to fiscal years.

------------------------------------------------------------------------------------------
FISCAL YEAR                            1995                 1994                 1993
------------------------------------------------------------------------------------------
                                              (dollars in thousands)
Total revenues                     $121,099             $115,367             $114,768

Percentage change
  from prior year                       5.0                  0.5                 (7.5)
------------------------------------------------------------------------------------------
JB'S RESTAURANTS
------------------------------------------------------------------------------------------
Company owned units
  at end of year                         80                   89                   97

Franchised units at
  end of year                            24                   19                   14

Company Restaurants transferred
  to franchisees, net                     3                    3                    7
Company Restaurants converted to
  Galaxy Diner                            5                    1                    -
Company Restaurants closed                1                    4                    5

Company average annual
  sales per unit                   $    940             $    953             $    938

Percentage change
  from prior year                      (1.4)                 1.5                  3.0

Same store sales percentage
  change from prior year               (3.6)                (3.2)                (1.3)
------------------------------------------------------------------------------------------
GALAXY DINERS
------------------------------------------------------------------------------------------
Company owned units
  at end of year (1)                      6                    1                    -
------------------------------------------------------------------------------------------
HOMETOWN BUFFETS
------------------------------------------------------------------------------------------
Units operated as a franchisee
  at end of year                         16                   14                    6
Average annual sales per unit      $  2,503             $  2,674                   (1)
Percentage change from
  prior year                           (6.4)                  (1)                  (1)
------------------------------------------------------------------------------------------
SBARRO
------------------------------------------------------------------------------------------
Units operated as a franchisee
  at end of year                          -                    -                   10
------------------------------------------------------------------------------------------

(1) Average annual sales per unit, percentage change from prior year and same store sales percentage change from prior year data is either not available or is not presented due to the relatively small number of units open for a full year.

In 1995, as compared with 1994, total revenues increased 5.0% primarily due to an increase in the number of HomeTown Buffet restaurants and Galaxy Diners in operation which more than offset the decline in revenues resulting from the decrease in the number of JB's Restaurants and the 3.6% decline in JB's Restaurants same store sales. The average annual sales decrease per JB's Restaurant of 1.4% reflected a decrease in average guest counts of 1.7% partially offset by a 0.3% increase in the average guest purchase.

In 1994, as compared with 1993, total revenues increased 0.5%, primarily due to the opening of eight new HomeTown Buffet restaurants in 1994 partially offset by the closure of four underperforming JB's Restaurants, the franchising of three JB's Restaurants, the disposition of all Sbarro restaurants and a 3.2% decline in JB's Restaurants same store sales. The average annual sales increase per JB's Restaurant of 1.5% reflected an increase in the average guest purchase of 3.7% partially offset by a decrease in average guest counts of 2.2%.

COSTS AND EXPENSES; STATEMENT OF OPERATIONS DATA. The following table sets forth costs as a percentage of revenues during the last three fiscal years as well as statement of operations data:

--------------------------------------------------------------------------------
FISCAL YEAR                                 1995           1994           1993
--------------------------------------------------------------------------------
Total revenues                               100.0%         100.0%         100.0%
--------------------------------------------------------------------------------
Costs and expenses
  Food costs                                  33.0           32.6           31.9
  Labor costs                                 35.0           34.9           33.3
  Occupancy and other expenses                23.8           23.3           22.8
  General and administrative
     expenses                                  6.9            7.1            6.5
  Depreciation and amortization                5.5            5.3            5.8
  Charge for property dispositions              --            1.7            3.7
--------------------------------------------------------------------------------
Total costs and expenses                     104.2          104.9          104.0
--------------------------------------------------------------------------------
Loss from operations                          (4.2)          (4.9)          (4.0)
Interest expense                              (1.3)          (1.7)          (2.2)
Interest income                                0.4            0.6            0.4
Gain on sale of HomeTown
  Buffet, Inc. stock                            --           12.7            1.5
Gains on sales of restaurants
  to franchisees and other                     0.1            0.6            1.0
Loss on disposition of note
  receivable                                    --           (1.4)            --
--------------------------------------------------------------------------------
Income (loss) before income
  taxes and extraordinary item                (5.0)           5.9           (3.3)
Income taxes (benefit)                        (0.8)           2.3           (1.3)
--------------------------------------------------------------------------------
Income (loss) before
  extraordinary item                          (4.2)           3.6           (2.0)
Extraordinary loss resulting from
  extinguishment of debt-net of tax             --            0.3             --
--------------------------------------------------------------------------------
Net income (loss)                             (4.2)%          3.3%          (2.0)%
--------------------------------------------------------------------------------

FOOD COSTS. The increase in food costs as a percentage of total revenues in 1995, as compared with 1994, was primarily the result of an increase in the number of HomeTown Buffet restaurants, which operate at a higher food cost percentage than the Company's JB's Restaurants and Galaxy Diners, and higher produce prices in all restaurant concepts during the third quarter of 1995 due to the inclement weather in California. The increase in food costs as a percentage of total revenues in 1994, as compared with 1993, was primarily the result of an increase in the number of HomeTown Buffet restaurants which operate at a higher food cost percentage than the Company's JB's Restaurants.

LABOR COSTS. The increase in labor costs as a percentage of total revenues in 1995, as compared to 1994, was primarily due to the decline in same store sales in the JB's Restaurants along with an increase in manager salaries (0.5 percentage points) offset by lower workers compensation costs (-0.4 percentage points). The increase in labor costs as a percentage of total revenues in 1994, as compared to 1993, was primarily due to costs incurred in training and increased scheduling designed to improve customer service in the JB's Restaurants along with a decrease in same store sales.

OCCUPANCY AND OTHER EXPENSES. The increase in occupancy and other expenses as a percentage of total revenues in 1995, as compared to 1994, primarily reflected higher pre-opening costs along with the decline in JB's Restaurants same store sales. The increase in occupancy and other expenses as a percentage of total revenues in 1994, as compared to 1993, primarily reflected higher equipment rent as the Company leased most equipment in its new HomeTown Buffet restaurants (0.5 percentage points), higher smallware and supply costs (0.4 percentage points), higher pre-opening costs resulting from the increased number of HomeTown Buffet restaurant openings (0.2 percentage points) along with the decline in JB's Restaurants same store sales partially offset by a decrease in marketing expenditures (-0.6 percentage points).

GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in general and administrative expenses as a percentage of total revenues in 1995, as compared to 1994, was primarily due to reduced employee relocation costs along with the 5.0% increase in total revenues. The increase in general and administrative expenses as a percentage of total revenues in 1994, as compared with 1993, was primarily the result of an increase in salaries (0.6 percentage points) and relocation costs (0.2 percentage points) resulting from upgrading the Company's administrative staff support and an increase in legal expenses (0.2 percentage points). Additionally, in 1993 the Company incurred one-time executive search costs and wrote-off financing costs that were not incurred in 1994 (-0.4 percentage points).

DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization as a percentage of total revenues in 1995, as compared with 1994, primarily reflected depreciation associated with remodeled JB's Restaurants and Galaxy Diner conversions and the decrease in same store JB's Restaurants sales partially offset by the increase in the number of HomeTown Buffet restaurants which operate with lower depreciation and amortization as a percent of revenues. The decrease in depreciation and amortization as a percentage of total revenues in 1994, as compared with 1993, primarily reflected higher per store revenue resulting from the disposition of underperforming restaurants and the increase in the number of HomeTown Buffet restaurants which operate with lower depreciation and amortization as a percent of revenues.

CHARGE FOR PROPERTY DISPOSITIONS. The charge of $1,982,000 for 1994 was primarily related to the disposition of JB's Restaurants. The charge of $4,264,000 for 1993, was primarily related to the disposition of certain JB's Restaurants, Sbarro restaurants, non-operating properties and the termination of exclusive area development rights with Sbarro, Inc.

INTEREST EXPENSE. The decrease in interest expense as a percentage of total revenues in 1995, as compared with 1994, reflected lower outstanding debt balances along with the 5.0% increase in total revenues. The decrease in interest expense as a percentage of total revenues in 1994, as compared to 1993, reflected lower outstanding debt partially resulting from the prepayment, in April 1994, of $4.6 million of outstanding 11.1% interest bearing debt payable to financial institutions.

INTEREST INCOME. The decrease in interest income as a percentage of total revenues in 1995, as compared with 1994, was primarily a result of lower cash and short term investment balances. The increase in interest income as a percentage of total revenues in 1994, as compared to 1993 primarily resulted from an increase in invested cash balances and an increase in notes receivable resulting from the sale of restaurants to franchisees.

GAIN ON SALE OF HOMETOWN BUFFET, INC. STOCK. The $14.7 million gain in 1994 reflected the sale of 1,056,780 shares of HomeTown Buffet, Inc. ("HTBB") common stock. The $1.7 million gain in 1993 reflected the sale of 250,000 shares of HTBB preferred stock.

LOSS ON DISPOSITION OF NOTE RECEIVABLE. The charge of $1,564,000 in 1994 reflected the Company's acceptance of $2.5 million as full repayment of a note receivable related to the sale of a combined restaurant and motel.

INCOME TAXES. The Company's effective income tax rate was 17.3%, 39.8% and 39.1% in 1995, 1994 and 1993, respectively. The effective tax rate in all three years reflected federal and state income tax rates offset (benefited) by targeted jobs tax credits. The 1995 tax rate is further impacted by a $1,535,000 reserve against net deferred tax assets that may not be realized in the future.

EXTRAORDINARY LOSS RESULTING FROM EXTINGUISHMENT OF DEBT. The charge of $350,000 (net of tax) in 1994 reflected the prepayment premium and the write-off of unamortized loan acquisition costs associated with the Company's prepayment of $4.6 million of outstanding 11.1% interest bearing debt payable to financial institutions.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary sources of working capital have been cash flow from operations, borrowings and sale of assets. The Company requires capital principally for the acquisition and construction of new restaurants, remodeling and conversion of existing restaurants, and renewals of equipment and leasehold improvements. During 1996, the Company anticipates its capital requirements will be primarily for renewals of equipment and leasehold improvements and expects to fund these capital requirements through cash on hand at the end of the year, internally generated funds and the sale of all, or a portion of, the Company's investment in HTBB common stock.

During the fiscal year ended September 25, 1995, cash and cash equivalents were provided by the following sources:

-----------------------------------------------------------------------------------------------------------------
                                                                                              IN MILLIONS
-----------------------------------------------------------------------------------------------------------------
                 Net cash provided by operations                                               $    4.0
                 Proceeds from the sale of assets                                                   3.0
                 Proceeds from the sale of short term investments                                   2.0
                 Payments received on notes receivable                                               .1
-----------------------------------------------------------------------------------------------------------------

                 Total provided                                                                $    9.1
-----------------------------------------------------------------------------------------------------------------

During the same period, cash and cash equivalents were applied for the following uses:

-----------------------------------------------------------------------------------------------------------------
                                                                                              IN MILLIONS
-----------------------------------------------------------------------------------------------------------------
                 Other capital expenditures                                                    $    6.9
                 Capital expenditures for new stores                                                3.7
                 Principal payments on long-term debt and capital leases                            1.8
                 Other                                                                               .1
-----------------------------------------------------------------------------------------------------------------
                 Total used                                                                    $   12.5
-----------------------------------------------------------------------------------------------------------------

During 1995, cash used exceeded cash provided by $3.4 million due primarily to capital expenditures associated with the conversion of five underperforming JB's Restaurants to Galaxy Diners, the remodeling of four JB's Restaurants and the construction of two HomeTown Buffet restaurants.

The current ratio at the end of 1995 was 0.3:1.0 compared to 0.8:1.0 at the end of 1994. Management does not consider the fact that the current ratio is less than one to be, itself, an indication of a liquidity problem as the restaurant business has practically no receivables and minimum inventories that typically turn faster than accounts payable to suppliers.

At the end of 1995, the Company had $2.0 million in letters of credit and $2.2 million in bank loans which were secured by the Company's 528,220 shares of HTBB common stock and by certain properties owned by the Company. During the third quarter of 1995, the Company terminated its $3.0 million line of credit in exchange for the release of the lien on an office/warehouse property which the Company sold generating net proceeds of approximately $1.5 million. The Company was not in compliance with certain covenants in its lending agreements at the end of the year. The Company obtained a waiver from the bank with respect to these covenants.

As of September 25, 1995, the Company held 528,220 shares of HTBB common stock. Between September 25, 1995, and December 11, 1995, the Company sold 398,220 shares of HTBB common stock generating net proceeds of $4.8 million resulting in a pre-tax gain of $4.0 million. $2.1 million of these proceeds were used to repay the Company's bank loans in full, $700,000 remains in escrow as partial security against the $2.0 million in letters of credit with the remaining $2.0 million retained by the Company. The letters of credit are secured by certain properties owned by the Company, by the remaining 130,000 shares of HTBB common stock and by the escrow account noted above.

In August 1994, the Company entered into a master lease agreement (the "Agreement") to finance equipment for new HomeTown Buffet restaurants. The Agreement, among other things, required the Company to maintain a minimum tangible net worth of at least $40 million. Operating results during fiscal
1995 reduced the Company's net worth to less than $40 million as of September 25, 1995. On December 7, 1995, the lessor notified the Company it was in default under the terms of the Agreement and demanded a default payment in the amount of $1,493,938 which represents all remaining rent and other payments due to the lessor. Upon receipt of the default payment, the lessor is obligated to transfer to the Company all rights of ownership to the leased assets.
Management is contesting the default and seeks a resolution with the lessor that would allow the Company to continue periodic rent payments as stipulated under the Agreement. While the final outcome of this matter cannot be determined at this time, management, in consultation with legal counsel, believes that such a resolution can be reached.

The Company opened two new HomeTown Buffet restaurants during 1995, bringing the total number of HomeTown Buffet restaurants in operation to 16. The Company's exclusive area development agreement with HomeTown Buffet, Inc. was amended during the third quarter of 1995 to extend the Company's requirement to open a minimum of 17 HomeTown Buffet restaurants to June 30, 1996 from December 31, 1995. In addition, in order to maintain its exclusive area development agreement with HomeTown Buffet, Inc., the Company is required to open an additional 5 HomeTown Buffet restaurants by December 31, 1996. Should the Company not open the required number of HomeTown Buffet restaurants, the Company would lose its exclusive area rights.

During 1995, the Company remodeled four of its higher performing JB's Restaurants bringing to 11 the total number of Company operated JB's Restaurants remodeled to the latest remodeling scheme. The Company currently has no plans to remodel any further JB's Restaurants in 1996. The Company continues to routinely repair and maintain the Company's restaurants. In addition, the Company, in 1995, converted an additional five of its lower performing JB's Restaurants to Galaxy Diners bringing the number of Galaxy Diners to six at the end of 1995. Future Galaxy Diner conversions, JB's Restaurants remodels and new HomeTown Buffet restaurants will be dependent upon the Company improving internal cash flow and/or finding additional sources of capital including the potential sale of assets. To the extent that these assets secure certain letters of credit, the Company expects that it will maintain cash collateral for the letters of credit when the assets are sold in accordance with the Company's agreement with the bank noted above. If the Company's earnings do not improve or other sources of financing are not obtained, the Company would not have the available financing for capital spending beyond maintenance level capital additions.

Pursuant to certain change of control agreements, the Company may be obligated to pay benefits to the President and seven Senior Vice Presidents in the event of a significant change in ownership of the Company.

The Merger Agreement described in Item 1 titled "Business" triggered a provision in the change of control agreements that requires the Company to place in escrow accounts approximately $1.7 million. Payment of benefits is made upon involuntary termination of those individuals noted above between the signing of the Merger Agreement and one year after consummation of the merger or upon the voluntary termination of employment during the second 90 days following consummation of the merger. The Company has not yet funded the escrow accounts.

SEASONALITY

The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the fall and winter fiscal quarters.

IMPACT OF INFLATION

Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are no further scheduled increases in the federal minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures as is evidenced by the recent increase in produce prices (lettuce in particular) resulting from the unusual weather conditions in the western U.S. growing regions. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or if it were able to do so, it could do so in a short period of time.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments". SFAS No. 107 extends existing fair value disclosure practices by requiring all entities to disclose, where practicable, the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the statement of financial position. SFAS No. 107 is effective for the Company's fiscal year 1996. Management has not yet determined for which of its financial instruments it is practicable to determine fair value. It is management's intent to implement SFAS No. 107 in fiscal year 1996.

In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 addresses the accounting by creditors for impairment of certain loans and requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical alternative, at the loan's observable market price or the fair value of the collateral if the loan is collateralized. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the terms of the loan agreement. SFAS No. 114 is effective for the Company's fiscal year 1996. Management believes that, if implemented currently, SFAS No. 114 would not have a material effect on its financial position as of September 25, 1995. It is management's intent to adopt SFAS No. 114 in fiscal year 1996.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the assessment of certain long-lived assets, including many intangible assets, for possible impairment when events or circumstances indicate the carrying amounts of these assets may not be recoverable. SFAS No. 121 is effective for the Company's fiscal year 1997 and, upon adoption, any impairment losses recognized for assets to be held and used must be recorded in continuing operations while such losses attributable to assets to be disposed of must be reported as a cumulative effect of a change in accounting principle. The Company has not yet completed all of the analysis required to estimate the impact of SFAS No. 121. It is management's intent to implement SFAS No. 121 in fiscal year 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

FREDERICK L. BRYANT. Mr. Bryant, 41, is a general partner of ABS Capital Partners, L.P. and has been a Managing Director of Alex. Brown & Sons Incorporated, an investment banking firm, since January 1, 1990. Mr. Bryant was a Principal at Alex. Brown & Sons Incorporated from January 1, 1988 through December 31, 1989. Mr. Bryant has been a director of the Company since October 1993 and serves on the Company's Audit Committee and Special Committee. Mr. Bryant also serves as a director of Transaction Systems Architects, Inc., a computer software company.

NORMAN N. HABERMANN. Mr. Habermann, 62, is the President of Scobrett Associates, Inc., which is involved in venture capital and consulting activities. From December 1986 to February 1994, Mr. Habermann was President and Chief Executive Officer of The Restaurant Enterprises Group, Inc., and its predecessors. Mr. Habermann has been a member of the Board since November 23, 1994, when he was appointed by the Board to fill a vacancy. Mr. Habermann is also a member of the Company's Audit Committee and serves as Chair of the Company's Special Committee. Mr. Habermann serves as a director of International Food & Beverage, Inc., a food manufacturer.

CARL R. HAYS. Mr. Hays, 58, is currently a franchisee of Outback Steakhouse, Inc., a restaurant company. Mr. Hays was Chief Operating Officer of Al Copeland Enterprises, Inc. from November 1989 to November 1992. Mr. Hays has served as a director of the Company since 1987 and is Chair of the Company's Compensation Committee and a member of the Nominating Committee. Mr. Hays also serves as a director of Fresh Choice, Inc., a restaurant company.

CLARK D. JONES. Mr. Jones, 60, has been Chairman of the Board of the Company since 1981. On June 30, 1995, Mr. Jones retired as an employee of the Company, but remains Chairman of the Board. Since July 1995, Mr. Jones is also one of three commissioners on the State of Utah Public Service Commission. Mr. Jones served as Chief Executive Officer of the Company from 1981 to October 1, 1991. Mr. Jones served as interim President and Chief Executive Officer of the Company from May 31, 1993 to January 3, 1994. Mr. Jones has served as a director of the Company since 1971. He is Chair of the Company's Nominating Committee. Mr. Jones serves as a director of MDT Corporation, a medical technology company.

DON M. MCCOMAS. Mr. McComas, 51, has been President, Chief Executive Officer and a director of the Company since January 3, 1994. From February 1993 through December 1993 he was President and Chief Executive Officer of El Torito Restaurants, Inc. From January 1988 to January 1993, Mr. McComas served as President and Chief Executive Officer of Carrows Restaurants, Inc.

NORTON PARKER. Mr. Parker, 69, retired in April 1994 from his position of more than five years as President and Chief Executive Officer of Capital City Bank. Mr. Parker has served as a director of the Company since 1976 and is Chair of the Company's Audit Committee and a member of the Company's Nominating Committee.

WILLIAM L. PATERNOTTE. Mr. Paternotte, 50, has been a Managing Director of Alex, Brown & Sons Incorporated, an investment banking firm, for more than five years, and is currently the Director of Marketing and Client Services. Mr. Paternotte has served as a director of the Company since 1985 and is a member of the Company's Compensation and Nominating Committees. Mr. Paternotte serves as a director of Miami Subs Corporation, a restaurant company.

RONALD N. PAUL. Mr. Paul, 61, has been President of Technomic, Inc., a marketing consulting firm, for more than five years. Mr. Paul has served as a director of the Company since 1989 and is a member of the Company's Audit Committee and Special Committee.

THOMAS J. RUSSO. Mr. Russo, 54, is the President, Chairman and Chief Executive Officer of Miami Subs Corporation, a restaurant company. Until January 1994, Mr. Russo was Group Chairman and Chief Executive

Officer of the Housewares Division of Hanson Industries for more than five years. Mr. Russo has served as a director of the Company since 1990 and is a member of the Company's Compensation Committee.

OFFICERS

IDENTIFICATION OF EXECUTIVE OFFICERS

The Company's executive officers are elected annually at the first meeting of the Board of Directors following each annual shareholders' meeting. The Company's executive officers as of December 1, 1995 are:

      NAME            AGE                          POSITION
Don M. McComas         51           President and Chief Executive Officer

Gary A. Bales          41           Senior Vice President of Marketing and Development

George H. Gehling      48           Senior Vice President of Human Resources and Franchising

Joseph J. Hollencamp   36           Senior Vice President of HomeTown Buffet Operations

Charlotte L. Miller    38           Senior Vice President, General Counsel and Secretary

David E. Pertl         43           Senior Vice President, Chief Financial Officer and Treasurer

Ronald L. Sacks        47           Senior Vice President of Family Restaurant Operations

Daniel Yanez           50           Senior Vice President of Food Services

INFORMATION ABOUT MR. MCCOMAS IS SET FORTH IN THE BOARD OF DIRECTORS SECTION OF
ITEM 10 OF PART III.

GARY A. BALES. Mr. Bales has been Vice President of Marketing since 1987. In February 1993, Mr. Bales was given the additional title of Vice President of Development. In April 1994, Mr. Bales' title was changed to Senior Vice President of Marketing and Development.

GEORGE H. GEHLING. Mr. Gehling has been Vice President of Human Resources since November 1988. In February 1993, Mr. Gehling was given the additional title of Vice President of Franchising. In April 1994, Mr. Gehling's title was changed to Senior Vice President of Franchising and Human Resources.

JOSEPH J. HOLLENCAMP. Mr. Hollencamp has been the executive responsible for HomeTown Buffet Operations since August 1991. In June 1993, Mr. Hollencamp was named Vice President of HomeTown Buffet Operations, and in April 1994, Mr. Hollencamp's title was changed to Senior Vice President. From August 1990 to August 1991, Mr. Hollencamp was a private contractor for CSI, a cable television company.

CHARLOTTE L. MILLER. Ms. Miller has been Vice President, General Counsel and Secretary since November 1992. In April 1994, Ms. Miller's title was changed to Senior Vice President, General Counsel and Secretary. Prior to November 1992, Ms. Miller was an attorney with the firm of Janove & Miller from January 1992 to November 1992 and with the firm of Watkiss & Saperstein from December 1988 to January 1992.

DAVID E. PERTL. Mr. Pertl has been Vice President and Chief Financial Officer of the Company since September 1989. In November 1992, Mr. Pertl was also named Treasurer. In April 1994, Mr. Pertl's title was changed to Senior Vice President, Chief Financial Officer and Treasurer.

RONALD L. SACKS. Mr. Sacks joined the Company in April 1990 as Vice President of Operations. During 1989 and 1990 Mr. Sacks was Vice President of Restaurant Operations for Country Hospitality, a Carlson Company. In April 1994, Mr. Sacks' title was changed to Senior Vice President of Family Restaurant Operations.

DANIEL YANEZ. Mr. Yanez joined the Company in March 1994 as Vice President of Food Services. In April 1994, Mr. Yanez' title was changed to Senior Vice President. From 1969 to March 1994, Mr. Yanez was employed by Carrows Restaurants, Inc. in various capacities, including Food and Beverage Vice President from 1984 to March 1994.

FILING OF STOCK OWNERSHIP REPORTS BY DIRECTORS AND OFFICERS

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and more than 10% shareholders to file certain reports of stock ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of the forms received by it, or on written representations from reporting persons, the Company believes that there were no late filings on Forms 3, 4 or 5, or unreported transactions, during fiscal 1995.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of the Company's Chief Executive Officer in fiscal 1995 and the five named executive officers whose total annual salary and bonus exceeded $100,000 in fiscal 1995 (the "Named Executive Officers"):

                                                                                   Long Term
                                                                                  Compensation
                                       Annual Compensation                           Awards
------------------------------------------------------------------------------    ------------
                                                                     Other
                                                                     Annual                          All Other
Name and Principal          Fiscal         Salary        Bonus    Compensation      Options        Compensation
Position                     Year            ($)         ($)(1)       ($)             (#)             ($)(2)
------------------          ------       ---------       ------   ------------      -------        ------------
Don M. McComas               1995        $ 200,000        $-       $     -            10,000         $  2,564
President & CEO              1994          147,000(3)      -        58,049           100,000          114,086
                             1993                -         -             -                 -                -

Clark D. Jones               1995          150,263(4)      -             -            33,000           21,045
Chairman of the Board        1994          175,000         -             -            20,000            2,628
                             1993          168,000         -             -            15,000            3,130

David E. Pertl, Senior       1995          125,000         -             -            13,000            1,497
Vice President & Chief       1994          125,000         -             -                 -            2,050
    Financial Officer        1993          120,000         -             -            10,000            2,337

Ronald L. Sacks, Senior      1995          118,500         -             -            13,000            1,494
Vice President, Family       1994          118,500         -             -             2,000            1,441
Restaurant Operations        1993          113,000         -             -            10,000            1,918

Daniel Yanez, Senior         1995          115,000         -             -             5,000              888
Vice President, Food         1994           62,000(5)      -         7,530            30,000           54,625
    Services                 1993                -         -             -                 -                -

Gary A. Bales, Senior        1995          104,000         -             -             5,000            1,394
Vice President, Marketing    1994          104,000         -             -             2,000            1,616
     Development             1993          100,000         -             -            10,000            1,815

(1) Perquisites for each executive officer for each of the three fiscal years was less than 10% of each executive's salary and bonus combined. The amounts shown for Messrs. McComas and Yanez for fiscal 1994 are payments made as a result of taxes incurred in connection with relocation expenses paid by the Company.

(2) Of the amount shown for Mr. Jones for fiscal 1995, $15,851 is paid retirement benefits, $440 is ESOP Company contributions, $338 is 401(k) Company contributions, $666 is life insurance premiums paid by the Company and $3,750 is director fees paid to Mr. Jones as a non-employee director. Of the amount shown for Mr. McComas for fiscal 1994, $111,690 is relocation expenses and $2,396 is life insurance premiums paid by the Company on behalf of Mr. McComas. Of the amount shown for Mr. Yanez for fiscal 1994, $54,057 is relocation expenses and $568 is life insurance premiums paid by the Company on behalf of Mr. Yanez. The amounts shown for the other Named Executive Officers represent life insurance premiums paid by the Company, 401(k) Company contributions to the Named Executive Officer's account, and ESOP Company contributions to the Named Executive Officer's account. For fiscal 1995, the amounts are as follows:

         Name     Insurance ($)           401(k) ($)    ESOP ($)
         ----     -------------           ----------    --------
         McComas       $  2,564             $  --         $  --
         Pertl              888               295           314
         Sacks              888               309           298
         Yanez              888                --            --
         Bales              888               245           261

(3) The amount indicated is Mr. McComas' actual salary received during fiscal 1994 which is less than his annualized salary of $200,000 because his employment with the Company did not commence until January 3, 1994.

(4) The amount indicated is Mr. Jones' actual salary received during fiscal 1995 which is less than his annualized salary of $175,000 because his employment with the Company ended on June 30, 1995.

(5) The amount indicated is Mr. Yanez' actual salary received during fiscal 1994 which is less than his annualized salary of $115,000 because his employment with the Company did not commence until March 14, 1994.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during fiscal 1995 to the Chief Executive Officer and to the Named Executive Officers:

                                                                                          Potential
                                                                                       Realizable Value
                                                                                         at Assumed
                                      Individual Grants                                Annual Rates of
                      -----------------------------------------------------------        Stock Price
                          Number of       % of Total                                   Appreciation for
                          Securities   Options Granted   Exercise or                    Option Term (2)
                          Underlying    to Employees     Base Price   Expiration     ---------------------
                      Options Granted  in Fiscal Year    ($/Sh)(1)       Date        5% ($)        10% ($)
                      ---------------  --------------    -----------  ---------      -------      --------
Don M. McComas           10,000 (3)        4.7393         $4.500       01/03/05      $28,300      $ 71,718

Clark D. Jones           10,000 (4)        4.7393          5.625       10/15/04       35,375        89,648
                         23,000 (5)       10.9004          4.000       06/21/05       57,858       146,624

David E. Pertl            8,000 (6)        3.7914          5.625       10/11/04       28,300        71,718
                          5,000 (7)        2.3696          4.625       09/19/05       14,543        36,855

Ronald L. Sacks           5,000 (8)        2.3696          4.750       04/15/05       14,936        37,851
                          8,000 (9)        3.7914          4.500       04/19/05       22,640        57,375

Daniel Yanez              5,000 (10)       2.3696          5.625       03/15/05       17,688        44,824

Gary A. Bales             5,000 (11)       2.3696          4.750       04/13/05       14,936        37,851


(1) The exercise price is equal to the fair market value of the stock on the date of the grant.

(2) All values shown are pre-tax and are rounded to the nearest whole dollar. No gain to the optionees is possible without an increase in the market price of the Company's Common Stock above the market price on the date of grant. If such increase occurs, shareholders will benefit commensurately. If no increase in the market price occurs, optionees will realize no value from stock options.

(3) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable January 3, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(4)      These options were canceled on June 21, 1995.

(5) These are nonqualified stock options all of which are immediately exercisable. The options have a term of 10 years.

(6) Twenty percent (20%) of the options listed are exercisable and an additional twenty percent (20%) will become exercisable October 11, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(7) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable September 19, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(8) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable April 15, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(9) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable April 19, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(10) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable March 15, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

(11) None of the options listed are currently exercisable. Twenty percent (20%) of the options listed will become exercisable April 13, 1996, and each year thereafter until fully vested. The options have a term of 10 years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth information regarding individual exercises of stock options made during fiscal 1995 by the Chief Executive Officer and each of the Named Executive Officers:

                                                     Number of Securities            Value of Unexercised
                                        Value       Underlying Unexercised         In-The-Money Options at
                   Shares Acquired   Realized       Options at FY-End (#)             FY-End ($)(1)(2)
                                    ----------   --------------------------       -------------------------
Name                 on Exercise    (#)($)(1)    Exercisable  Unexercisable       Exercisable  Unexercisable
-----              --------------   ----------   -----------  -------------       -----------  -------------
Don M. McComas           -            $   -         55,000        55,000           $     -        $  1,250

Clark D. Jones           -                -         43,000             -            26,875               -

David E. Pertl           -                -         16,000        19,500                 -               -

Ronald L. Sacks          -                -         12,400        20,600                 -           1,000

Daniel Yanez             -                -         12,000        23,000                 -               -

Gary A. Bales            -                -         14,400        12,600                 -               -

(1) All values shown are pre-tax and are rounded to the nearest whole dollar.

(2) Based on the 1995 fiscal year-end fair market value of $4.625 per share of Common Stock as quoted by the National Association of Securities Dealers Automated Quotation System.

Directors' Compensation

For serving on the Board of Directors, each director who is not an employee of the Company is paid $250 per month and $1,500 per board meeting, with no additional compensation for committee meetings if the committee meeting is held on the same day as a board meeting. Fees for committee meetings, with the exception of the Special Committee, are $500 per meeting or $750 per meeting for serving as chair. Members of the Special Committee are paid $1,000 per meeting attended in person, plus $1,000 per month to Mr. Habermann, as Chair of the Special Committee, and $250 per month to the other members of the Special Committee, as long as the Special committee is continuing its assignment.

During fiscal 1995, Mr. Jones was granted nonqualified stock options to purchase 23,000 shares. Also, Mr. Habermann was granted nonqualified stock options to purchase 5,000 shares, and Messrs. Bryant, Hays, Parker,

Paternotte, Paul and Russo each were granted nonqualified stock options to purchase 2,000 shares pursuant to the Formula Grant provisions of the 1992 Stock Option Plan (the "Formula Grants").

EXECUTIVE AGREEMENTS

EMPLOYMENT AGREEMENT FOR PRESIDENT AND CHIEF EXECUTIVE OFFICER

The Company entered into an Employment Agreement with Don M. McComas on November 24, 1993, with a commencement date of January 3, 1994. The Employment Agreement is for a term of three years and shall automatically renew for two years on January 3, 1997, and every two years thereafter unless either party provides written notice of intent not to renew 90 days or more prior to the renewal date. Pursuant to the Employment Agreement, Mr. McComas initially received a base salary of $200,000 which will be reviewed annually, and moving and transition allowances. In addition, Mr. McComas receives an automobile allowance and participates in the Executive Incentive Compensation Plan, the Executive Long Term Incentive Plan and the 1992 Executive Long-Term Stock Award Plan. Pursuant to the Employment Agreement, the Compensation Committee granted options to Mr. McComas to purchase 75,000 shares of the Company's stock under the incentive stock option provisions of the 1992 Stock Option Plan and 25,000 shares under the nonqualified stock option provisions of the 1992 Stock Option Plan. The Employment Agreement includes a change of control provision under which Mr. McComas would be paid one dollar less than three times his annual base salary upon a change of control of the Company, and other provisions as described below.

EXECUTIVE CHANGE OF CONTROL AGREEMENTS

The Company has entered into agreements with the Named Executive Officers (except Messrs. Jones and McComas) providing for certain termination benefits in the event of any actual change in control of the Company. In the event the Company is acquired, a change in control of the Company occurs, or certain events likely to result in a change of control (that are enumerated in the change of control agreements) occur, the Company must pay to an escrow account one and one half times (1.5) the base salary of the participants which amount they may demand be paid to them in the event (i) the participants' employment terminates voluntarily other than for cause, disability, retirement or death during the first 90 days following the change of control, or (ii) the participants' employment terminates involuntarily other than for cause, disability, retirement or death following the change of control; provided however, the participant's right to demand such payments shall terminate upon the earlier of (a) two years after the funds have been deposited in the escrow account, or (b) one year from the date of a change of control. These agreements are dated August 17, 1995 and expire on September 30, 1996 (unless renewed), and replace prior similar agreements which have expired.

Amendments to the change of control agreements dated December 1, 1995 state that in the event the merger contemplated by the Agreement and Plan of Merger and Reorganization dated November 30, 1995 between the Company and CKE Restaurants, Inc. (the "CKE Merger") is consummated, the participants may demand the amount in their escrow account be paid to them if (i) the participants' employment terminates involuntarily other than for cause, disability, retirement or death during the first 90 days following the CKE Merger, (ii) the participants' employment terminates voluntarily other than for cause, disability, retirement or death during the second 90 days following the CKE Merger, or (iii) the participants' employment terminates involuntarily other than for cause, disability, retirement or death following the CKE Merger; provided however, the participant's right to demand such payments shall terminate upon the earlier of
(a) two years after the funds have been deposited in the escrow account, or (b) one year from the date of the CKE Merger. All other provisions of the change of control agreements remain as originally set forth.

Mr. McComas' Employment Agreement, which is described above, contains change of control provisions that provide for payment of one dollar less than three times Mr. McComas' annual base salary upon termination of employment under similar conditions as described above for the Named Executive Officers.

RETIREMENT AGREEMENT

In 1985, the Company adopted an unfunded, noncontributory Supplemental Executive Retirement Plan. No current executives participate in this plan. Six retired individuals are currently receiving payments under this plan. The Company does not intend to utilize the plan in the future for any other executives. Benefits are determined using the participant's average annual base salary of the five consecutive years during the ten-year period prior to the participant's retirement which yields the highest average ("Final Average Earnings"), and are affected by the participant's years of service and age at retirement. Actual amounts payable under this plan are reduced by benefits paid to the participant from the Company's Employee Stock Ownership Plan and 401(k) Plan.

Upon his retirement, Mr. Jones received credit for fifteen years of service to the Company, which is the maximum credit allowed under the plan.

When he retired on June 30, 1995, Mr. Jones' Final Average Earnings were $182,455. As of December 5, 1995, Mr. Jones' annual retirement benefit equaled $60,636, including reductions due to early retirement and due to benefits paid to Mr. Jones from the Company's Employee Stock Ownership Plan and 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of December 1, 1995, except as noted, with respect to the voting securities of the Company held by each person who owns of record, or is known by the Company to own beneficially, more than five percent of any class of voting securities.

                                                                    Amount and Nature
         Title of             Name and Address of                     of Beneficial        Percent
           Class               Beneficial Owner                         Ownership         of Class
         ---------       ---------------------------------          -----------------     --------
         Common          Kennedy Capital Management, Inc.              514,000 (1)(2)      10.71%
                         425 North New Ballas Road
                         St. Louis, MO  63141

         Common          Heartland Advisors, Inc.                      512,500 (3)         10.68%
                         790 North Milwaukee Street
                         Milwaukee, WI  53202

         Common          David L. Babson & Company, Inc.               422,500 (1)(2)       8.81%
                         One Memorial Drive
                         Cambridge, MA  02142

         Common          Dimensional Fund Advisors Inc.                315,150 (4)          6.57%
                         1299 Ocean Avenue, Suite 1100
                         Santa Monica, CA  90401

         Series A        ABS MB (JB) Limited Partnership               946,714 (2)        100.00%
         Convertible     135 East Baltimore Street
         Preferred       Baltimore, MD  21202

(1)      Holdings as of December 5, 1995.

(2) The shareholder has sole voting and sole dispositive power over all shares listed.

(3) As disclosed by the shareholder in a telephone conversation on December 5, 1995, as of December 5, 1995, Heartland Advisors, Inc. held sold dispositive power over all of the shares listed. Heartland Advisors, Inc. has no direct voting control over any of the shares listed; however, Heartland Group, Inc., a company advised by Heartland Advisors, Inc., has sole voting power over 430,000 of the shares listed.

(4) As disclosed by the shareholder in a telephone conversation on December 5, 1995, as of September 30, 1995, Dimensional Fund Advisors Inc. held sole voting power over 211,750 shares; however, persons who are officers of Dimensional Fund Advisors Inc. also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund"), and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacity as officers of the Fund and the Trust, these persons vote 81,300 shares which are owned by the Fund and 22,100 shares which are owned by the Trust. Dimensional Fund Advisors Inc. holds sole dispositive power over 315,150 shares.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth certain information as of December 1, 1995, except as noted, regarding the voting securities of the Company held by directors and the Named Executive Officers.

                                                              Amount and Nature
            Title of                    Name of                 of Beneficial     Percent
              Class                Beneficial Owner              Ownership(1)     of Class
         --------------    --------------------------------   ---------------    ----------
             Common            Frederick L. Bryant               9,000  (2) (3)     .19%

             Common            Norman N. Habermann              15,000  (4)         .31%

             Common            Carl R. Hays                     11,500  (5)         .24%

             Common            Clark D. Jones                  106,534  (6)        2.22%

             Common            Don M. McComas                   60,000  (7)        1.25%

             Common            Norton Parker                    11,500  (5)         .24%

             Common            William L. Paternotte            14,000  (3) (8)     .29%

             Common            Ronald N. Paul                   11,500  (5)         .24%

             Common            Thomas J. Russo                  12,500  (5)         .26%

             Common            Gary A. Bales                    21,864  (9)         .46%

             Common            David E. Pertl                   25,760  (10)        .54%

             Common            Ronald L. Sacks                  16,978  (11)        .35%

             Common            Daniel Yanez                     15,000  (12)        .31%

             Common            Directors and Executive
                               Officers as a Group
                               (16 persons)                    381,520  (13)       7.95%

(1) Except as indicated all shares are beneficially owned and sole voting and investment power is held by the persons named. Does not include shares issuable upon exercise of options to purchase shares unless they are exercisable within 60 days.

(2)      Includes 7,000 shares subject to presently exercisable options.

(3) Does not include 946,714 shares of Series A Stock owned by ABS MB (JB) Limited Partnership, an entity related to Alex. Brown & Sons Incorporated, of which Messrs. Bryant and Paternotte are Managing Directors.

(4)      Includes 5,000 shares subject to presently exercisable options.

(5)      Includes 11,500 shares subject to presently exercisable options.

(6) Includes 43,000 shares subject to presently exercisable options, 5,469 shares in the Employee Stock Ownership Plan and 206 shares held in Mr. Jones' IRA.

(7)      Includes 55,000 shares subject to presently exercisable options.

(8)      Includes 14,000 shares subject to presently exercisable options.

(9) Includes 15,400 shares subject to presently exercisable options, 623 shares in the Employee Stock Ownership Plan and 178 shares in the Company's 401(k) Plan.

(10) Includes 18,600 shares subject to presently exercisable options, 292 shares in the Employee Stock Ownership Plan and 205 shares in the Company's 401(k) Plan.

(11) Includes 13,400 shares subject to presently exercisable options, 264 shares in the Employee Stock Ownership Plan and 69 shares in the Company's 401(k) Plan.

(12)     Includes 12,000 shares subject to presently exercisable options.

(13) Includes 277,200 shares subject to presently exercisable options, 7,029 shares in the Employee Stock Ownership Plan and 724 shares in the Company's 401(k) Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS INVOLVING MANAGEMENT

On October 13, 1993, the Company executed a Certificate of Designations, Preferences and Rights of Series A Stock and issued 946,714 shares of Series A Stock. The sole owner of the Series A Stock is ABS MB (JB) Limited Partnership ("ABS"), of which ABS MB Ltd. is the general partner. ABS MB Ltd. is a wholly owned subsidiary of Alex. Brown Incorporated, which also owns Alex. Brown & Sons Incorporated. Messrs. Bryant and Paternotte, two of the Company's directors, are employees of Alex. Brown & Sons Incorporated. Personal funds of Messrs. Paternotte and Bryant are invested in ABS MB II Employees Limited Partnership which is one of the limited partners of ABS. Mr. Bryant is Vice President of ABS MB Ltd. The 946,714 Series A Stock shares owned by ABS represents an approximate 16% ownership position in the Company. As a holder of Series A Stock, ABS has the right to elect two members to the Board of Directors of the Company. Messrs. Paternotte and Bryant are the current designees of ABS. The Series A Stock is nondividend bearing and is convertible to Common Stock on a one-for-one basis at the option of ABS subject to certain conditions. ABS is entitled to liquidation preferences, rights to approve certain significant corporate transactions and certain registration rights.

Mr. McComas and Pam McComas, his wife, are each fifty percent shareholders in Wheels-Up Aircraft Co., an entity that owns an aircraft utilized by the Company for employee travel. The Company pays a fee to Wheels-Up Aircraft for the use of the aircraft. The amounts paid to Wheels-Up Aircraft are reasonable and competitive. During fiscal 1995 the total amount paid by the Company to Wheels-Up Aircraft was $42,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The financial statements referred to below are attached as pages F-1 to F-19.

                                                                                                   PAGE
         (A) (1)  INDEX TO FINANCIAL STATEMENTS:                                                  NUMBER
                                                                                                  ------
                  Report of Independent Auditors                                                    F-1

                  Consolidated Balance Sheets -
                  September 25, 1995 and September 26, 1994                                         F-2

                  Consolidated Statements of Operations - Years Ended
                  September 25, 1995, September 26, 1994, and September 27, 1993                    F-4

                  Consolidated Statements of Changes in Stockholders' Equity -
                  Years Ended September 25, 1995, September 26, 1994,
                  and September 27, 1993                                                            F-5

                  Consolidated Statements of Cash Flows - Years Ended
                  September 25, 1995, September 26, 1994, and September 27, 1993                    F-6

                  Notes to Consolidated Financial Statements                                        F-8

         (A) (2)  FINANCIAL STATEMENT SCHEDULES:

                  All schedules to the Financial Statements for which provision is made in Article 5 of Regulation S-X are not required under related instructions, or the information is included in the Consolidated Financial Statements or notes thereto or are inapplicable and therefore have been omitted.

         (A) (3)  EXHIBITS:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                                                 EXHIBIT INDEX

              Exhibit
              Number           Description of Exhibit
              -------          ----------------------
                  3            ARTICLES OF INCORPORATION AND BYLAWS:

                               The following exhibits are attached to this report:

                               3(a)          Certificate of Incorporation, dated February 21, 1985.

                               3(b)          Bylaws, dated February 25, 1985.

                               3(c)          Certificate of Amendment of the Certificate of Incorporation of
                                             JB's Restaurants, Inc., dated February 25, 1987.

                               3(1)          Amendment to Bylaws, dated November 19, 1992.

                               3(2)          Amendment to Bylaws, dated October 27, 1993.

                               3(3)          Certificate of Ownership and Merger Merging JB's Specialty
                                             Restaurants, Inc. into JB's Restaurants, Inc., dated October 15,
                                             1993.

                               3(4)          Certificate of Amendment of the Certificate of Incorporation of
                                             JB's Restaurants, Inc., dated April 4, 1995.

                               3(5)          Certificate of Change of Location of Registered Office and of
                                             Registered Agent, dated July 11, 1995.

                               3(6)          Amendment to Bylaws, dated November 30, 1995.

                  4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES:

                               The following exhibits are incorporated in this report by reference from identically numbered exhibits to Annual Reports on Form 10-K previously filed by the Company:

                               4(c)(2)       Undertaking to furnish to the Securities and Exchange Commission
                                             Long-Term Debt Agreements dated December 22, 1986.

                               4(f)(g)(h)(3) Note Purchase Agreements between the Company and The Canada Life
                                             Assurance Co., Security Mutual Group, and Crown Life Insurance
                                             Company, and Warrants for Common Stock held by The Canada Life
                                             Assurance Co., Security Mutual Group, and Crown Life Insurance
                                             Company, dated September 1, 1987.

                               4(1)(7)       First Amendment to Note Purchase Agreements between the Company and
                                             The Canada Life Assurance Co., Security Mutual Group and Crown
                                             Life Insurance Company, and Warrants for Common Stock held by The
                                             Canada Life Assurance Co., Security Mutual Group and Crown Life
                                             Insurance Company, dated April 30, 1992.

                               4(2)(8)        Second Amendment to Note Purchase Agreement between the Company and
                                              Crown Life Insurance Company, The Canada Life Assurance Company
                                              and Security Mutual Life Insurance Company (formerly known as
                                              Security Mutual Group), dated October 26, 1993.

                               4(3)(8)        Certificate of Designations, Preferences and Rights of Series A
                                              Convertible Preferred Stock of the Company, dated October 11,
                                              1993.

                               4(4)(8)        Registration Rights Agreement by the Company for the benefit of ABS MB
                                              (JB) Limited Partnership, dated October 27, 1993.

                  10           MATERIAL CONTRACTS:

                               The following exhibits are incorporated in this report by reference from identically numbered exhibits to Annual Reports on Form 10-K previously filed by the Company:

                               *10(a)(1)      JB's Supplemental Executive Retirement Plan, adopted 1985.

                               *10(7)(3)      1987 Non-Qualified Stock Option Plan and form of Agreement, adopted February 13, 1987.

                               *10(8)(3)      1987 Employee Incentive Stock Option
                                              Plan and form of Agreement adopted
                                              April 21, 1987.

                               *10(9)(3)      1984 Incentive Stock Option Plan as Amended on February 13, 1987,
                                              and form of Agreement.

                               *10(i)(5)      Amendment to 1984 and 1987 Incentive Stock Option Plans dated
                                              July 16, 1990.

                               10(dd)(6)      Multiple Unit Agreement between HTB Restaurants, Inc., a
                                              wholly-owned subsidiary of the Company, and HomeTown Buffet, Inc.
                                              dated October 9, 1991 effective November 25, 1991.

                               10(19)(7)      First Amendment to Multiple Unit Agreement dated October 9, 1991 between HTB Restaurants, Inc., a wholly-owned subsidiary of the
                                              Company, and HomeTown Buffet, Inc. dated January 3, 1992.

                               10(20)(7)      Second Amendment to the Multiple Unit Agreement dated October 9,
                                              1991 between HTB Restaurants, Inc. a wholly-owned subsidiary of the Company, and HomeTown Buffet, Inc. dated June 23, 1992.

                               *10(22)(7)     1992 Stock Option Plan and Form of Agreement adopted September
                                              24, 1992.

                               *10(23)(7)     1992 Executive Long-Term Stock Award Plan and Form of Agreement, adopted by the Board of Directors of the Company dated September 24, 1992.

                               *10(32)(8)     Employment Agreement between the Company and Don M. McComas dated
                                              November 24, 1993.

                               10(33)(8)      Letter Agreement amending the Multiple Unit Agreement, dated
                                              October 9, 1991 between HTB Restaurants, Inc., a wholly-owned subsidiary of the Company and HomeTown Buffet, Inc. dated November
                                              30, 1993.

                               10(34)(9)      Note Cancellation Agreement and Release between the Company and
                                              M. Robert Davis and Kathleen Davis dated August 5, 1994.

                               *10(35)(9)     Form of Agreement between the Company and David E. Pertl, Gary A.
                                              Bales,  Ronald L. Sacks,  George H. Gehling, Daniel Yanez,
                                              Charlotte L. Miller and Joseph J. Hollencamp for certain
                                              severance benefits in the event of a change in control of the
                                              Company, dated November 18, 1994.

                               *10(37)(9)     Fiscal Year 1995 Executive Incentive Compensation Plan.

                               10(38)(9)      Underwriting Agreement dated March 23, 1994 between the Company,
                                              HomeTown Buffet, Inc. , other selling shareholders, and
                                              Montgomery Securities.

                               10(39)(9)      Letter dated March 1, 1994 between the Company and Crown Life Insurance
                                              Company, Canada Life Assurance Company and Security Mutual Group
                                              regarding prepayment of notes outstanding by the Company.

                               *10(40)(9)     Executive Long Term Incentive Plan approved by the Board of
                                              Directors on April 8, 1994.

                               *10(41)(9)     1992 Stock Option Plan as amended on April 8, 1994 and November
                                              18, 1994.

                               The following exhibits are attached to this report:

                               10(42)         Letter Agreement amending the Multiple Unit Agreement, dated
                                              October 9, 1991, as amended January 3, 1992, June 23, 1992 and
                                              November 30, 1993, between HTB Restaurants, Inc., a wholly-owned subsidiary of the Company and HomeTown Buffet, Inc., dated July
                                              20, 1995.

                               *10(43)        Form of Agreement between the Company and David E. Pertl, Gary A.
                                              Bales, Ronald L. Sacks, George H. Gehling, Daniel Yanez,
                                              Charlotte L. Miller and Joseph J. Hollencamp for certain benefits in the event of a change in control of the company, dated August
                                              17, 1995.

                               *10(44)        Fiscal 1996 Executive Incentive Compensation Plan.

                               *10(45)        Separation Compensation Plan adopted by the Board of Directors, effective as of September 25, 1995.

                               *10(46)      Letter Agreement dated January 4, 1995, between the Company and Joseph
                                            J. Hollencamp for certain benefits in the event of the sale of HTB
                                            Restaurants, Inc., or all of its assets.

                               10(47)       Agreement and Plan of Merger and Reorganization between the Company and CKE Restaurants, Inc., dated November 30, 1995.

                               *10(48)      Form of Amendment to Agreements, dated August 17, 1995, between the Company and David E. Pertl, Gary A. Bales, Ronald L. Sacks,
                                            George H. Gehling, Daniel Yanez, Charlotte L. Miller and Joseph
                                            J. Hollencamp for certain benefits in the event of a change in control of the company, dated December 1, 1995.

                  11           COMPUTATION OF PER SHARE INCOME (LOSS).

                  22           SUBSIDIARIES OF THE COMPANY.

                  24           CONSENT OF KPMG PEAT MARWICK  LLP.
                               RE:  FORM S-8 NO. 2-99014; NO. 33-18431; NO. 33-17363; NO. 33-62150; NO.
                               33-62152; NO. 33-99144.

                  27           FINANCIAL DATA SCHEDULE.

*This exhibit is a compensatory plan or management contract filed pursuant to
 Item 14(c) of Form 10-K.

         (B)      REPORTS ON FORM 8-K:

                  The Company has not filed any report on Form 8-K for the quarter ended September 25, 1995.

         (C)      EXHIBITS:

                  Exhibits required to be filed in response to this paragraph of
                  Item 14 are listed above in subparagraph (a)(3).

         (D)      FINANCIAL STATEMENT SCHEDULES:

                  Schedules and report thereon by independent auditors required to be filed in response to this paragraph of Item 14 are listed above in subparagraph (a)(2).
--------------
1 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 29, 1985 and is incorporated herein by reference.

2 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 28, 1986 and is incorporated herein by reference.

3 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 27, 1987 and is incorporated herein by reference.

4 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 25, 1988 and is incorporated herein by reference.

5 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 24, 1990 and is incorporated herein by reference.

6 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and is incorporated herein by reference.

7 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 28, 1992 and is incorporated herein by reference.

8 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 27, 1993 and is incorporated herein by reference.

9 Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 26, 1994 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SUMMIT FAMILY RESTAURANTS INC.
                                  (Registrant)

December 20, 1995                  By:   /s/ Don M. McComas
                                         ---------------------------------------
                                          Don M. McComas
                                          President and Chief Executive Officer
                                          (principal executive officer)

December 20, 1995                  By:   /s/ David E. Pertl
                                         ---------------------------------------
                                          David E. Pertl
                                          Senior Vice President, Chief
                                          Financial Officer, and Treasurer
                                          (principal financial officer)

December 20, 1995                  By:   /s/ Theodore Abajian
                                         ---------------------------------------
                                          Theodore Abajian
                                          Vice President and Controller
                                          (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                          Title                                Date
----------------------------------------------------------------------------------------------------------
/s/ Clark D. Jones                                Chairman of the Board                  December 20, 1995
--------------------------------------------
Clark D. Jones

/s/ Don M. McComas                                President, Chief Executive             December 20, 1995
--------------------------------------------      Officer and Director
Don M. McComas

/s/ Frederick L. Bryant                           Director                               December 20, 1995
--------------------------------------------
Frederick L. Bryant

/s/ Norman N. Habermann                           Director                               December 20 1995
--------------------------------------------
Norman N. Habermann

/s/ Carl R. Hays                                  Director                               December 20, 1995
-------------------------------------------
Carl R. Hays

/s/ Norton Parker                                 Director                               December 20, 1995
--------------------------------------------
Norton Parker

/s/ William L. Paternotte                         Director                               December 20, 1995
-------------------------------------------
William L. Paternotte

/s/ Ronald N. Paul                                Director                               December 20, 1995
--------------------------------------------
Ronald N. Paul

/s/ Thomas J. Russo                               Director                               December 20, 1995
--------------------------------------------
Thomas J. Russo

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors of
Summit Family Restaurants Inc., Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Summit Family Restaurants Inc. and subsidiaries as of September 25, 1995 and September 26, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 25, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Family Restaurants Inc. and subsidiaries as of September 25, 1995 and September 26, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during the first quarter of fiscal 1994.

/s/ KPMG Peat Marwick LLP
--------------------------------------
KPMG Peat Marwick LLP


Salt Lake City, Utah
November 3, 1995, except
as to Note 15 which is
as of December 11, 1995.

                                 SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                     SEPTEMBER 25, 1995        SEPTEMBER 26, 1994
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                               $ 1,911,000               $ 5,303,000
      Short-term investments                                      180,000                 2,160,000
      Receivables
        Short-term portion of notes receivable - Note 4           190,000                   173,000
        Other receivables                                       1,898,000                 3,404,000
      Inventories                                               1,411,000                 1,386,000
      Deferred Taxes, net - Note 9                                 76,000                    78,000
      Prepaid expenses                                            199,000                   309,000
-----------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                    5,865,000                12,813,000
-----------------------------------------------------------------------------------------------------------------
PROPERTY, BUILDINGS AND EQUIPMENT, AT COST, LESS
      ACCUMULATED DEPRECIATION AND AMORTIZATION -
      NOTES 2 & 7                                              46,797,000                45,672,000
-----------------------------------------------------------------------------------------------------------------
REAL PROPERTY AND EQUIPMENT UNDER CAPITALIZED
      LEASES AT COST, LESS ACCUMULATED AMORTIZATION -
      NOTES 2, 7 & 8                                            6,731,000                 7,480,000
-----------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Notes receivable, net of current portion - Note 4         2,696,000                 2,580,000
      Investment in HomeTown Buffet, Inc. - Note 6              6,999,000                 5,678,000
      Deposits and other                                          647,000                   986,000
-----------------------------------------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                     10,342,000                 9,244,000
-----------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSET, AT COST, LESS ACCUMULATED
     AMORTIZATION
      Lease acquisition costs                                     414,000                   569,000
      Other intangible assets                                     735,000                   830,000
-----------------------------------------------------------------------------------------------------------------
        TOTAL INTANGIBLE ASSETS                                 1,149,000                 1,399,000
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $70,884,000               $76,608,000
-----------------------------------------------------------------------------------------------------------------


LIABILITIES & STOCKHOLDERS' EQUITY                    SEPTEMBER 25, 1995         SEPTEMBER 26, 1994
---------------------------------------------------------------------------------------------------
   CURRENT LIABILITIES
      Accounts payable - trade                          $ 6,772,000                   $ 6,874,000
      Accrued liabilities
        Payroll and related taxes                         3,334,000                     2,764,000
        Sales and property taxes                          2,071,000                     1,855,000
        Rent and other                                    2,045,000                     2,762,000
      Current maturities of long-term debt - Note 7       2,928,000                     1,960,000
----------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                        17,150,000                    16,215,000
----------------------------------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT MATURITIES-
      NOTES 6, 7 & 8
      Capitalized real property and equipment leases      9,795,000                    10,609,000
      Notes payable                                         355,000                     2,484,000
----------------------------------------------------------------------------------------------------
        TOTAL LONG-TERM DEBT                             10,150,000                    13,093,000
----------------------------------------------------------------------------------------------------
DEFERRED TAXES, NET - NOTE 9                              1,877,000                     1,376,000
----------------------------------------------------------------------------------------------------
DEFERRED COMPENSATION - NOTE 11                           1,580,000                     1,588,000
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES - NOTES 8, 14 & 15

STOCKHOLDERS' EQUITY - NOTES 6, 7, 10, 11 & 12
      Preferred stock, $1 par value; 1,000,000
        shares authorized; 946,714 issued and
        outstanding                                         947,000                       947,000
      Junior common stock; $.01 par value; 500,000
        shares authorized; none outstanding                      --                            --
      Common stock, $.10 par value; 10,000,000 shared
        authorized; 4,798,102 and 5,288,759 shared
        issued                                              480,000                       529,000
      Additional paid-in capital                         26,389,000                    29,581,000
      Unrealized gain on investment in HomeTown
        Buffet, Inc., net of tax                          3,565,000                     2,773,000
      Retained earnings                                   8,746,000                    13,790,000
----------------------------------------------------------------------------------------------------
                                                         40,127,000                    47,620,000
Less: 500,000 common stock treasury shares in 1994
      at cost                                                    --                     3,284,000
----------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                         40,127,000                    44,336,000
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $70,884,000                   $76,608,000
----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                 SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED                              SEPTEMBER 25, 1995      SEPTEMBER 26, 1994     SEPTEMBER 27, 1993
-----------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                              $121,099,000            $115,367,000           $114,768,000
-----------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Food costs                                 40,018,000              37,678,000             36,610,000
   Labor costs                                42,376,000              40,280,000             38,233,000
   Occupancy and other expenses               28,809,000              26,846,000             26,168,000
   General and administrative expenses         8,363,000               8,157,000              7,486,000
   Depreciation and amortization               6,585,000               6,065,000              6,658,000
   Charge for property dispositions -
     Note 5                                           --               1,982,000              4,264,000
-----------------------------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                126,151,000             121,008,000            119,419,000
-----------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                          (5,052,000)             (5,641,000)            (4,651,000)
-----------------------------------------------------------------------------------------------------------------
INTEREST AND OTHER INCOME (EXPENSE):
   Interest expense                           (1,535,000)             (1,967,000)            (2,486,000)
   Interest income                               452,000                 668,000                487,000
   Gain on sale of HomeTown Buffet, Inc.
     stock - Note 6                                   --              14,700,000              1,727,000
   Gains on sales of restaurants to
     franchisees and other                        38,000                 630,000              1,126,000
   Loss on disposition of note
      receivable - Note 4                             --              (1,564,000)                    --
-----------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST AND OTHER INCOME
       (EXPENSE)                              (1,045,000)             12,467,000                854,000
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                         (6,097,000)              6,826,000             (3,797,000)
-----------------------------------------------------------------------------------------------------------------
INCOME TAXES (BENEFIT) - NOTE 9
   Current                                    (1,028,000)              2,413,000               (369,000)
   Deferred                                      (25,000)                307,000             (1,114,000)
-----------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES (BENEFIT)                  (1,053,000)              2,720,000             (1,483,000)
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                       (5,044,000)              4,106,000             (2,314,000)
-----------------------------------------------------------------------------------------------------------------
EXTRAORDINARY LOSS RESULTING FROM
   EXTINGUISHMENT OF DEBT (LESS TAX
   BENEFIT OF $233,000) - NOTE 7                      --                 350,000                     --
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $ (5,044,000)           $  3,756,000           $ (2,314,000)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) per common share before
   extraordinary loss                       $      (1.05)           $       0.72           $      (0.49)
Extraordinary loss from early
   extinguishment of debt, net of tax
   benefit                                            --                   (0.06)                    --
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE          $      (1.05)           $       0.66           $      (0.49)
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING            4,794,000               5,723,000              4,693,000
-----------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                  SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                                                          ADDITIONAL
                                            PREFERRED STOCK          COMMON STOCK           PAID-IN    UNREALIZED     RETAINED
                                          SHARES   PAR VALUE      SHARES     PAR VALUE      CAPITAL       GAIN        EARNINGS
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1992                 --      $  --       5,097,388    $510,000    $24,582,000    $    --      $12,348,000
Common stock issued
   Under options                            --         --         164,730      17,000        772,000         --            --
Common stock redeemed
   and retired                              --         --          (6,359)     (1,000)       (32,000)        --            --
Net loss                                                            --          --             --            --       (2,314,000)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1993                 --         --       5,255,759     526,000     25,322,000         --       10,034,000
Common stock issued
   Under options                            --         --          33,000       3,000        162,000         --            --
Preferred stock issued                    946,714    947,000        --          --         4,097,000         --            --
Unrealized gain on investment
   in HomeTown Buffet, Inc., net of tax     --         --           --          --             --        2,773,000         --
Net income                                  --         --           --          --             --            --        3,756,000
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1994               946,714    947,000    5,288,759     529,000     29,581,000     2,773,000    13,790,000
Common stock contributed to
   employee benefit plan                    --         --           4,801       --            13,000         --            --
Treasury stock retired                      --         --        (495,458)    (49,000)    (3,205,000)        --            --
Unrealized gain on investment
   in HomeTown Buffet, Inc., net of tax     --         --           --          --             --          792,000         --
Net income                                  --         --           --          --             --            --       (5,044,000)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 25, 1995               946,714   $947,000    4,798,102    $480,000    $26,389,000    $3,565,000   $ 8,746,000
================================================================================================================================

                                               TREASURY
                                                STOCK          TOTAL
-----------------------------------------------------------------------
BALANCE, SEPTEMBER 28, 1992                  $(3,284,000)   $34,156,000
Common stock issued
   Under options                                   --           789,000
Common stock redeemed
   and retired                                     --           (33,000)
Net loss                                           --        (2,314,000)
-----------------------------------------------------------------------
BALANCE, SEPTEMBER 27, 1993                   (3,284,000)    32,598,000
Common stock issued
   Under options                                   --           165,000
Preferred stock issued                             --         5,044,000
Unrealized gain on investment
   in HomeTown Buffet, Inc., net of tax            --         2,773,000
Net income                                         --         3,756,000
-----------------------------------------------------------------------
BALANCE, SEPTEMBER 26, 1994                   (3,284,000)    44,336,000
Common stock contributed to
   employee benefit plan                          30,000         43,000
Treasury stock retired                         3,254,000          --
Unrealized gain on investment
   in HomeTown Buffet, Inc., net of tax            --           792,000
Net income                                         --        (5,044,000)
-----------------------------------------------------------------------
BALANCE, SEPTEMBER 25, 1995                  $     --       $40,127,000
=======================================================================

          See accompanying notes to consolidated financial statements.

                  SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED                                               SEPTEMBER 25, 1995   SEPTEMBER 26, 1994    SEPTEMBER 27, 1993
-----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $ (5,044,000)         $  3,756,000          $ (2,314,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                               6,585,000             6,065,000             6,658,000
   Charge for property dispositions                                   --             1,982,000             4,264,000
   Provision for losses                                               --             1,697,000               108,000
   Loss on extinguishment of debt                                     --               583,000                    --
   (Gain) loss on disposal of assets                             209,000              (592,000)             (346,000)
   Gain on sale of HomeTown Buffet, Inc. stock                        --           (14,700,000)           (1,727,000)
   Change in operating assets and liabilities
    Decrease (increase) in receivables                         1,561,000               399,000            (1,230,000)
    Decrease (increase) in inventories                           (25,000)              (72,000)               70,000
    Decrease (increase) in other assets                          449,000              (338,000)              296,000
    Increase (decrease) in accounts payable                     (102,000)            1,910,000               292,000
    Increase (decrease) in accrued liabilities                   319,000               475,000              (731,000)
    Increase (decrease) in net deferred taxes                     (2,000)              308,000            (1,114,000)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,950,000             1,473,000             4,226,000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of HomeTown Buffet, Inc. stock                     --            16,814,000             2,500,000
Payments received on notes receivables                           135,000             2,580,000               297,000
Proceeds from sale of assets                                   3,028,000             1,865,000             2,762,000
Proceeds from sale of short-term investments                   1,980,000                    --                    --
Purchase of short-term investments                                    --            (2,160,000)                   --
Exercise of options in HomeTown Buffet, Inc. stock                    --              (120,000)                   --
Acquisition of intangible assets                                 (45,000)             (362,000)             (222,000)
Acquisition of property, buildings and equipment             (10,620,000)          (13,935,000)           (4,798,000)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                                                    (5,522,000)            4,682,000               539,000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line-of-credit agreement                        815,000                    --            28,325,000
Payments under line-of-credit agreement                         (815,000)             (762,000)          (29,650,000)
                                                            ------------          ------------           -----------
 Net payments on revolving line-of-credit                             --              (762,000)           (1,325,000)
Proceeds from issuance of preferred stock                             --             5,044,000                    --
Proceeds from issuance of common stock, net of
 redemptions                                                          --               165,000               756,000
Principal payments on long-term debt and
 capital leases                                               (1,820,000)           (6,965,000)           (5,354,000)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                         (1,820,000)           (2,518,000)           (5,923,000)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                  (3,392,000)            3,637,000            (1,158,000)
Cash and cash equivalents at beginning of year                 5,303,000             1,666,000             2,824,000
-----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  1,911,000          $  5,303,000          $  1,666,000
=======================================================================================================================

                  SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

YEARS ENDED                                           SEPTEMBER 25, 1995    SEPTEMBER 26, 1994     SEPTEMBER 27, 1993
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow
  information
 Cash paid for interest                                   $ 1,535,000           $ 2,055,000            $ 2,552,000
 Cash paid for income taxes                                     1,000             3,839,000                106,000
---------------------------------------------------------------------------------------------------------------------
                                                          $ 1,536,000           $ 5,894,000            $ 2,658,000
=====================================================================================================================
Supplemental schedule of noncash investing and
  financing activities
 Debt incurred for acquisition of property,
  buildings and equipment                                 $        --           $        --            $ 1,439,000
 Notes and other receivables from sale of
  inventory, property and equipment                                --               830,000              2,242,000
---------------------------------------------------------------------------------------------------------------------
                                                          $        --           $   830,000            $ 3,681,000
=====================================================================================================================
During each of the fiscal years, stores were sold
 to franchisees and notes receivable were
 recorded in exchange for equipment as
 follows - Note 4:
  Notes receivable                                        $   377,000           $   647,000            $ 1,226,000
  Gain recognized                                             (38,000)             (630,000)            (1,073,000)
  Gain deferred                                              (207,000)                   --                     --
  Cash received                                                98,000               157,000                312,000
---------------------------------------------------------------------------------------------------------------------

Net book value of equipment sold                          $   230,000           $   174,000            $   465,000
=====================================================================================================================

          See accompanying notes to consolidated financial statements.

SUMMIT FAMILY RESTAURANTS INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Summit Family Restaurants Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in September. Fiscal years 1995, 1994 and 1993 contain 52 weeks.

INVENTORIES

Inventories consist of food, beverages and restaurant supplies and are valued at the lower of cost, determined by the first-in first-out method, or market.

INVESTMENT SECURITIES

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" during the first quarter of fiscal 1994. As discussed in Note 6, the Company's investment in HomeTown Buffet, Inc. common stock is treated as an available-for-sale security and is reported at fair market value in the accompanying consolidated balance sheets. Unrealized holding gains are shown as a separate component of stockholders equity, net of tax.

Short term investments in the accompanying consolidated balance sheets (consisting primarily of certificates of deposits, with original maturities of greater than three months) represent held-to-maturity securities, and accordingly, have been stated at their cost.

PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment and real property under capitalized leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following useful lives: buildings and leaseholds - lesser of lease life or 20 years; equipment - 5 to 8 years; capitalized leases - lesser of lease life or 20 years.

INTANGIBLE ASSETS

Lease acquisition costs are amortized using the straight-line method over the remaining terms of the leases, which range from 3-1/2 to 25 years. Other intangible assets are amortized using the straight-line method over the estimated period of value, which ranges from 1 to 40 years.

Accumulated amortization totaled $1,913,000 and $1,901,000 in fiscal years 1995 and 1994, respectively.

PRE-OPENING COSTS

Pre-opening costs, which represent expenses incurred for hiring and training personnel relating to new restaurants and expenses for promotion of new store openings, are capitalized and amortized over the restaurant's first year of operation.

FRANCHISING REVENUES AND EXPENSES

The Company is a franchisor of JB's Restaurants and a franchisee of HomeTown Buffet restaurants. Gains or losses on Company operated JB's Restaurants sold to franchisees are recognized as a gain or loss in the period the transaction is completed provided the down payment received from the franchisee represents 20% or more of the total purchase price. Otherwise, the gain or loss is deferred and recognized over the period of the franchise agreement. Initial franchise fees received are recognized as revenue in the period the franchised restaurant opens. Franchise royalty revenues and all franchising costs are recognized on the accrual basis.

Initial franchise fee payments related to HomeTown Buffet restaurants are amortized using the straight-line method over the life of the franchise agreement. Royalty costs and all other franchise costs are recognized as expense on the accrual basis.

PROPERTY DISPOSITIONS

Assets which have been identified for closure and held for sale are written down to management's best estimate of realizable value, including related costs of disposition.

CASH EQUIVALENTS

Cash equivalents consist of short-term liquid assets with original maturities of 3 months or less.

INCOME TAXES

Income taxes are recorded using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A reserve is recorded for net deferred tax assets that may not be realized in the future.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period.

PRESENTATION

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2. PROPERTY, BUILDINGS AND EQUIPMENT AND REAL PROPERTY UNDER CAPITALIZED LEASES

The components of property, buildings and equipment and real property under capitalized leases are as follows:

                                                  SEPTEMBER 25,         September 26,
                                                     1995                   1994
-------------------------------------------------------------------------------------
Property, buildings and equipment
  Land                                             $ 5,263,000           $  5,705,000
  Buildings and leasehold improvements              44,023,000             42,653,000
  Equipment                                         34,017,000             34,734,000

-------------------------------------------------------------------------------------
                                                    83,303,000             83,092,000
  Less accumulated depreciation
   and amortization                                 36,506,000             37,420,000
-------------------------------------------------------------------------------------
                                                   $46,797,000           $ 45,672,000
=====================================================================================

Real property under capitalized leases, net        $15,872,000           $ 16,055,000
  Less accumulated amortization                      9,141,000              8,575,000
-------------------------------------------------------------------------------------

                                                   $ 6,731,000           $  7,480,000
=====================================================================================


3.  OTHER RECEIVABLES

The components of other receivables are as follows:

                                           SEPTEMBER 25,               September 26,
                                              1995                          1994
------------------------------------------------------------------------------------
Income taxes                                $1,189,000                   $2,045,000
Landlord receivables                              --                        830,000
Franchise royalties and rents                  326,000                      142,000
Other                                          383,000                      387,000
------------------------------------------------------------------------------------
                                            $1,898,000                   $3,404,000
====================================================================================

4.  NOTES RECEIVABLE

Notes receivable consist of amounts due from corporations and individuals resulting primarily from the sale of property, buildings and equipment. The components of notes receivable are as follows:

                                                   SEPTEMBER 25,          September 26,
                                                       1995                   1994
---------------------------------------------------------------------------------------
Sales of restaurants to franchisees                 $  2,399,000           $  2,254,000
Net investment in direct financing lease                 487,000                499,000
---------------------------------------------------------------------------------------
                                                       2,886,000              2,753,000
Less short-term portion                                  190,000                173,000
---------------------------------------------------------------------------------------
                                                    $  2,696,000           $  2,580,000
=======================================================================================

In August 1994, the Company accepted $2.5 million as full repayment of the note receivable related to the sale of a combined restaurant and motel, resulting in a loss of $1,564,000. The note had a principal and accrued interest balance of $4.1 million and was due in October 1994. The Company had received no payments on the note since January 1994 and elected to accept the lesser payment to eliminate the risks of collection of the full amount and to generate cash for use in restaurant operations.

The Company has 14 notes relating to the sales of restaurants to franchisees which are unsecured or secured by receivables, inventory and equipment. Eleven of the notes bear interest at 10.0%. Two notes bear interest at prime plus 3.0% and another bears interest at prime plus 0.5%. Payments are made using a 15-year amortization with 13 of the notes having a 5-year balloon payment and the other note having a 10-year balloon payment.

During 1991, the Company entered into a lease with a franchisee on the land and building for a new JB's Restaurant. The Company's net investment in the direct financing lease is as follows:

                                                   SEPTEMBER 25,         September 26,
                                                       1995                  1994
--------------------------------------------------------------------------------------
Future minimum lease payments receivable            $  913,000            $   975,000
 Less unearned income                                  426,000                476,000
--------------------------------------------------------------------------------------
Investment in direct financing lease, net              487,000                499,000
 Less current portion                                   12,000                 12,000
--------------------------------------------------------------------------------------
                                                    $  475,000            $   487,000
======================================================================================

At September 25, 1995, future minimum lease payments are as follows: $61,000 in 1996, $61,000 in 1997, $61,000 in 1998, $61,000 in 1999, $61,000 in 2000 and
$608,000 thereafter.

5.  CHARGE FOR PROPERTY DISPOSITIONS

In 1994, the charge for property dispositions of $1,982,000 is primarily related to the disposition of certain JB's Restaurants. The charge of $4,264,000 for 1993 is primarily related to the disposition of certain JB's Restaurants, Sbarro restaurants, and the termination of its exclusive area development rights with Sbarro, Inc.

6.  INVESTMENT IN HOMETOWN BUFFET, INC.

In November 1991, the Company invested $3.8 million with Americana Entertainment Group, Inc., the predecessor of HomeTown Buffet, Inc. ("HTBB"), in exchange for 1,266,667 shares of convertible preferred stock. In July 1993, the Company sold 250,000 shares of its preferred stock investment in HTBB for $2.5 million, resulting in a pre-tax gain of $1.7 million. In the fourth quarter of fiscal 1993, HTBB concluded an initial public offering ("IPO") of its common stock and commenced trading on NASDAQ under the symbol HTBB. At the completion of the IPO the outstanding preferred stock automatically was converted to common stock. During the second quarter of fiscal 1994, the Company exercised its option to purchase 60,000 shares of HTBB common stock and HTBB announced a three for two stock split increasing the Company's ownership of HTBB common stock to 1,585,000 shares. In the third quarter of fiscal 1994, the Company sold 1,056,780 shares of HTBB common stock as a selling shareholder in HTBB's secondary public offering for $16.8 million resulting in a pre-tax gain of $14.7 million. The Company's remaining 528,220 shares of HTBB common stock at September 25, 1995, is pledged as security on certain notes payable (see notes 7 and 15).

On September 27, 1993, the Company reported its investment in HTBB at cost. During the first quarter of fiscal 1994, the Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, the Company's investment in the common stock of HTBB meets the definition of available-for-sale securities and, as such, is reported at fair value. On September 25, 1995 and November 3, 1995, the estimated fair value of the Company's 528,220 shares of HTBB common stock was $13.25 and $12.88 per share or $7.0 million and $6.8 million respectively. The unrealized gain of $3.6 million (net of tax) at the fiscal 1995 year-end is recorded as a separate component of stockholders' equity.

In addition, the Company has a franchise and exclusive area development agreement with HTBB, under which, as amended, the Company has the exclusive rights to develop and operate HomeTown Buffet restaurants, as a franchisee, in eight western states. Under the terms of the agreement, the Company is required to open a minimum of 17 HomeTown Buffet restaurants in these states prior to June 30, 1996, and open an additional 5 HomeTown Buffet restaurants prior to December 31, 1996.

7.  LONG-TERM DEBT

Long-term debt consists of:                                             SEPTEMBER 25,       September 26,
                                                                            1995               1994
---------------------------------------------------------------------------------------------------------
Debt secured by land, buildings, equipment and investment
 in HomeTown Buffet, Inc.:

  Note payable to a bank in monthly installments
  through June 1997, interest at 9.13% per annum                       $  1,742,000         $   2,612,000

  Note payable to a bank in monthly installments
  through January 1997, interest at 8.5% per annum                          453,000               747,000

Capitalized real property and equipment lease obligations
payable in monthly installments through 2013, interest at
8.9% to 13.9%                                                            10,485,000            11,249,000

Other notes payable to individuals, financial institutions and other companies in monthly, quarterly, and annual
installments through 2004, interest at 8.25% to 13.5%;
unsecured or secured by land, buildings, and equipment                      398,000               445,000
---------------------------------------------------------------------------------------------------------
                                                                         13,078,000            15,053,000
Less current maturities                                                   2,928,000             1,960,000
---------------------------------------------------------------------------------------------------------
                                                                       $ 10,150,000          $ 13,093,000
=========================================================================================================

Annual aggregate maturities of long-term debt, including obligations under capitalized leases, are as follows: $2,928,000 in 1996; $799,000 in 1997; $848,000 in 1998; $863,000 in 1999; $918,000 in 2000; and $6,722,000 thereafter.

On April 1, 1994, the Company used $5.1 million of the proceeds from the sale of HTBB common stock to prepay outstanding 11.1% interest bearing debt payable to financial institutions. The $5.1 million payment included a prepayment premium of $442,000 and $85,000 of accrued interest. The $442,000 prepayment premium combined with the write-off of unamortized loan acquisition costs of $141,000 are recorded as an extraordinary loss on extinguishment of debt of $350,000, net of tax, in the accompanying 1994 consolidated statements of operations.

In connection with the issuance of certain secured notes payable to financial institutions, the Company issued 8,000 nondetachable warrants, with each warrant consisting of an option to purchase, as adjusted, 27.4 shares of the Company's common stock. The warrants are exercisable until July 30, 1996 at $203.25 per warrant ($7.42 per share of common stock). As of September 25, 1995, no warrants had been exercised.

8.  LONG-TERM LEASES

The Company occupies certain of its restaurants under long-term leases expiring at various dates through 2035. Most restaurant leases have renewal options for terms of five to twenty years, and substantially all require the payment of real estate taxes and insurance. Certain of the leases provide for rent to be the greater of a stipulated minimum rent or a specified percentage of sales.

Rent expense for fiscal years 1995, 1994 and 1993, was $6,942,000, $5,938,000, and $5,696,000, respectively. Contingent rentals measured as a percentage of sales, included in rent expense for fiscal years 1995, 1994 and 1993 were $292,000, $615,000, and $706,000, respectively.

Future aggregate minimum rental payments on noncancellable leases as of September 25, 1995, exclusive of taxes, insurance and percentage rentals based on sales are as follows:

                                                                              FURNITURE FIXTURES &
    TYPE OF PROPERTY                                  REAL PROPERTY                EQUIPMENT
--------------------------------------------------------------------------------------------------
    Year Ended                                Capital          Operating           Operating
--------------------------------------------------------------------------------------------------
            1996                             $ 1,837,000       $ 5,342,000         $ 1,556,000
            1997                               1,817,000         5,291,000           1,187,000
            1998                               1,776,000         5,115,000           1,050,000
            1999                               1,731,000         4,915,000             654,000
            2000                               1,728,000         4,783,000              74,000
   Aggregate thereafter                        9,863,000        37,853,000              --
--------------------------------------------------------------------------------------------------
   Total minimum
     lease payments                           18,752,000       $63,299,000         $ 4,521,000
                                                               ===================================
   Less amount representing
     interest                                 (8,267,000)
--------------------------------------------------------
   Present value of minimum lease
     payments                                $10,485,000
========================================================

Gains related to sale and leaseback transactions have been deferred for financial reporting purposes and are being amortized over the term of the leases. Deferred gains of $560,000 at September 25, 1995 and $620,000 at September 26, 1994 are reflected as a reduction of real property under capitalized leases in the accompanying consolidated financial statements.

9.  INCOME TAXES

The income tax expense (benefit) consists of the following:

                                              CURRENT             DEFERRED               TOTAL
----------------------------------------------------------------------------------------------
Year ended September 25, 1995

U.S. federal                              $  (950,000)         $   (22,000)        $  (972,000)
State and local                               (78,000)              (3,000)            (81,000)
----------------------------------------------------------------------------------------------
                                          $(1,028,000)         $   (25,000)        $(1,053,000)
==============================================================================================

Year ended September 26, 1994

U.S. federal                              $ 2,026,000          $   258,000         $ 2,284,000
State and local                               387,000               49,000             436,000
----------------------------------------------------------------------------------------------
                                          $ 2,413,000          $   307,000         $ 2,720,000
==============================================================================================

Year ended September 27, 1993

U.S. federal                              $  (310,000)         $  (935,000)        $(1,245,000)
State and local                               (59,000)            (179,000)           (238,000)
----------------------------------------------------------------------------------------------
                                          $  (369,000)         $(1,114,000)        $(1,483,000)
==============================================================================================

The income tax expense (benefit) attributable to income (loss) before income taxes and extraordinary item differs from the amounts computed by applying the U.S. federal statutory tax rate as follows:

                                                     September 25,       September 26,         September 27,
                                                        1995                 1994                 1993
------------------------------------------------------------------------------------------------------------
Computed "expected" income tax expense (benefit)     $(2,073,000)         $ 2,321,000          $(1,291,000)

State Income Taxes                                       (81,000)             436,000             (238,000)

General Business Credits                                (231,000)            (230,000)             (90,000)

Change in the valuation allowance for
    deferred tax assets                                1,356,000                   --                   --

Other, net                                               (24,000)             193,000              136,000
------------------------------------------------------------------------------------------------------------

                                                     $(1,053,000)         $ 2,720,000          $(1,483,000)
============================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are summarized below:

                                                                   SEPTEMBER 25, 1995               SEPTEMBER 26, 1994
--------------------------------------------------------------------------------------------------------------------------
                                                                CURRENT       NON-CURRENT        Current       Non-Current
Deferred tax assets                                            DEFERRED         DEFERRED        Deferred         Deferred
--------------------------------------------------------------------------------------------------------------------------
Deferred compensation                                         $    --         $   491,000       $   --         $   520,000
Deferred gain                                                      --             216,000           --             251,000
Compensated absences, principally due to accrual
  for financial reporting purposes                              134,000              --           63,000              --
Provision for store dispositions                                   --             605,000           --           1,078,000
State net operating loss carryforward                              --             225,000           --                --
General business credits                                           --           2,214,000           --             739,000
Alternative minimum tax credits                                    --             508,000           --             537,000
Other                                                            84,000            70,000         26,000           117,000
--------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax assets                             218,000         4,329,000         89,000         3,242,000
     Less valuation allowance                                  (142,000)       (1,783,000)       (11,000)         (379,000)
--------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                          76,000         2,546,000         78,000         2,863,000
--------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
--------------------------------------------------------------------------------------------------------------------------
  Plant and equipment, principally due to differences
    in depreciation and capitalized interest                       --          (1,478,000)          --          (1,435,000)
  Market valuation of investment
    in HomeTown Buffet, Inc.                                       --          (2,377,000)          --          (1,848,000)
  Other                                                            --            (568,000)          --            (956,000)
--------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                           --          (4,423,000)          --          (4,239,000)
--------------------------------------------------------------------------------------------------------------------------
    Net deferred tax asset (liability)                        $  76,000       $(1,877,000)      $ 78,000       $(1,376,000)
==========================================================================================================================

The valuation allowance for deferred tax assets as of September 25, 1995, and September 26, 1994, was $1,925,000 and $390,000, respectively.

At September 25, 1995, the Company has general business credit carryforwards for federal income tax purposes of approximately $2,214,000 which are available to reduce future federal income taxes, if any, through 2006. In addition, the Company has alternative minimum tax credit carryforwards of approximately $508,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

10.  PREFERRED STOCK

In October 1993, the Company issued 946,714 shares of Series A Convertible Preferred Stock to ABS MB (JB) Limited Partnership ("ABS"), the general partner of which is ABS MB Ltd., a merchant banking affiliate of Alex. Brown & Sons Incorporated for approximately $5.0 million. The preferred stock has a par value of $1.00, is nondividend bearing and is convertible to common stock on a one-for-one basis at the option of ABS subject to certain conditions. The 946,714 preferred shares represent an approximate 16% ownership position in the Company. As holder of the preferred stock, ABS is entitled to liquidation preferences, rights to approve certain significant corporate transactions and certain registration rights. Also, as holder of the preferred stock ABS has the right to elect two of the Company's nine Board members.

11.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan to which the Company contributes funds as authorized by the Board of Directors. The plan has the authority to purchase shares of the Company's common stock. All employees of the Company who have one year of service and are over age 21 participate in the plan.

Participant vesting begins with the third year of participation in the plan at the rate of 20 percent per year. Funds contributed to the plan are used to retire debt previously incurred, to pay participants who are entitled to benefits under the plan and to purchase shares of the Company's common stock. Allocated shares within the plan were 92,737 and 114,857 at September 25, 1995, and September 26, 1994, respectively. Contributions to the employee stock ownership plan totaled $0, $85,000 and $90,000 in fiscal years 1995, 1994, and 1993, respectively.

401 (K) PLAN

The Company has a 401(k) plan covering all employees who have attained age 21 and completed one year of service. The plan allows participants to allocate up to 10% of their annual compensation before taxes for investment in several investment alternatives. From January 1, 1995, until September 25, 1995, and in calendar 1994 and 1993, the Company made annual matching contributions of the Company's stock to the employees' investment portfolio of up to 25% of the first 3% of annual compensation contributed by the employee. An employee must be employed on December 31 to receive a matching contribution. The Company provided contributions of $26,000 and $27,000 in fiscal years 1995 and 1994, respectively, and the Company made no contribution in fiscal 1993.

DEFERRED COMPENSATION PLAN

The Company has a deferred compensation plan covering the Chairman and certain former executives, which requires payment upon retirement or disability. Under the plan, participants receive benefits based upon a multiple of compensation prior to retirement and years of service (not to exceed 50 percent of average annual compensation for the highest five-year period) reduced for benefits payable from the Company's profit sharing and employee stock ownership plans. The Company expects that participation in the plan will be limited to those individuals with previously approved deferred compensation agreements. Accruals for this plan were $133,000, $158,000 and $153,000 for fiscal years 1995, 1994, and 1993, respectively.

12.  STOCK OPTION AND AWARD PLANS

STOCK OPTION PLANS

The Company has stock option plans under which options to purchase the Company's common stock may be granted to employees and directors at the fair market value of the stock at the date of grant. Under the plans, options may be granted for a term of not more than ten years. Incentive stock options granted to employees through April 7, 1994, become exercisable over a four-year period. Incentive stock options granted after April 7, 1994 become exercisable over a five-year period. Nonqualified stock options issued to directors are not subject to vesting. As of September 25, 1995, shares under option total 782,400 shares of which 489,350 shares were exercisable at prices ranging from $4.00 to $7.88 per share.

The following table presents, for the periods indicated, activity with respect to the Company's stock option plans:

                                                                    SEPTEMBER  25,     September 26,     September 27,
YEARS ENDED                                                             1995               1994              1993
----------------------------------------------------------------------------------------------------------------------
Shares under option, beginning of fiscal year                          679,700            527,600            574,430

Options granted (1995 at prices from
$3.63 to $6.00 per share; 1994 at prices from
$4.00 to $7.75 per share; 1993 at prices from
$5.00 to $7.88 per share)                                              261,000            237,000            207,000

Options expired due to terminations (1995 at prices
from $4.50 to $7.75 per share; 1994 at prices
from $4.88 to $7.75 per share; 1993 at prices from
$4.63 to $7.25 per share)                                              158,300             51,900             89,100

Options exercised (1995, none; 1994 at prices from
$4.13 to $6.88 per share; 1993 at prices
from $4.13 to $6.87 per share)                                            --               33,000            164,730
----------------------------------------------------------------------------------------------------------------------

Shares under option, end of fiscal year                                782,400            679,700            527,600
======================================================================================================================

EXECUTIVE LONG-TERM STOCK AWARD PLAN

The Company has an Executive Stock Award Plan (the "Plan") adopted in September 1992 by the Board of Directors and approved in February 1993 by the Company's shareholders. There are 100,000 shares authorized under the Plan to be awarded to key employees based on the achievement of certain performance objectives established by the Compensation Committee of the Board of Directors. There were no shares awarded for fiscal years 1995, 1994 or 1993 under this Plan.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes financial information by quarter for the two years ended September 25, 1995 and September 26, 1994:

                                                                                                      Net Income
                                                                          Gross        Net Income      (Loss)
                                                       Revenues           Profit          (Loss)       Per Share
-----------------------------------------------------------------------------------------------------------------
       1995
       1st quarter                                  $ 27,263,000      $18,296,000     $ (876,000)     $ (.18)
       2nd quarter                                    27,061,000       18,104,000       (678,000)       (.14)
       3rd quarter                                    38,095,000       25,413,000      (1,309,000)      (.27)
       4th quarter                                    28,680,000       19,268,000      (2,181,000)      (.45)
------------------------------------------------------------------------------------------------------------------

                                                    $121,099,000      $81,081,000     $(5,044,000)     $(1.05)
==================================================================================================================
       1994
       1st quarter                                  $ 24,228,000      $16,520,000     $  (537,000)     $ (.11)
       2nd quarter                                    25,681,000       17,321,000        (290,000)       (.06)
       3rd quarter                                    36,948,000       24,932,000       5,765,000 (1)     .99
       4th quarter                                    28,510,000       18,916,000      (1,182,000)       (.25)
------------------------------------------------------------------------------------------------------------------

                                                    $115,367,000      $77,689,000     $ 3,756,000      $  .66
==================================================================================================================

(1) Includes a charge for property dispositions of $1,982,000, a loss on the disposition of a note receivable of $1,564,000, an extraordinary loss of $350,000 (net of tax benefit) resulting from the extinguishment of debt and a gain on the sale of HomeTown Buffet, Inc., common stock of $14,700,000. See Notes 4, 5, 6 and 7.

Each quarter of the 52 week fiscal years 1995 and 1994 contain 12 weeks, except for the third quarter, which contains 16 weeks.

14.  COMMITMENTS AND CONTINGENCIES

In connection with the sale of restaurants, the Company has assigned its rights and obligations under real property leases to the buyer. As such, the Company remains contingently liable for these obligations. Future minimum payments under these leases amount to $1,294,000 in 1996; $1,245,000 in 1997; $1,202,000 in
1998; $1,164,000 in 1999; $1,069,000 in 2000; and $3,287,000 thereafter.

In addition, the Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's consolidated statements of operations or financial position.

15.  SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

On November 30, 1995, an Agreement and Plan of Merger and Reorganization ("Merger Agreement") was executed between the Company and CKE Restaurants, Inc., a Delaware corporation ("CKE"), pursuant to which a wholly-owned subsidiary of CKE will merge with the Company, and CKE's wholly-owned subsidiary will be the surviving entity. Consideration for the merger to be paid to the Company's shareholders for each share of common stock and for each share of preferred stock will consist of $3.00 in cash and .20513 shares of CKE common stock, provided that the average CKE common stock price is between $12.25 per share and $17.00 per share at the closing. If the average CKE common stock price is higher than $17.00 or lower than $12.25 at the closing, the exchange ratio may be adjusted accordingly. The transaction is currently expected to close during the first calendar quarter of 1996, or as soon as practicable thereafter. The transaction is conditioned upon the Company's shareholders approving the transaction and the usual and customary conditions to closing, including, without limitation, accuracy of the parties' representations and warranties, performance of the parties' covenants and obligations under the Merger Agreement and obtaining proper consents of third parties as necessary.

CHANGE IN CONTROL AGREEMENTS

Pursuant to certain change of control agreements, the Company may be obligated to pay benefits to the President and seven Senior Vice Presidents in the event of a significant change in ownership of the Company.

The Merger Agreement described above triggered a provision in the change of control agreements that requires the Company to place in escrow accounts approximately $1.7 million. Payment of benefits is made upon involuntary termination of those individuals noted above between the signing of the Merger Agreement and one year after consummation of the merger or upon the voluntary termination of employment during the second 90 days following consummation of the merger. The Company has not yet funded the escrow accounts.

LEASE COMMITMENT

In August 1994, the Company entered into a master lease agreement (the "Agreement") to finance equipment for new HomeTown Buffet restaurants. The agreement, among other things, required the Company to maintain minimum tangible net worth of at least $40 million.

Operating results during fiscal 1995 reduced the Company's net worth to less than $40 million as of September 25, 1995. On December 7, 1995, the lessor notified the Company it was in default under the terms of the Agreement and demanded a default payment in the amount of $1,493,938 which represents all remaining rent and other payments due to the lessor. Upon receipt of the default payment, the lessor is obligated to transfer to the Company all rights of ownership to the leased assets.

Management is contesting the default and seeks a resolution with the lessor that would allow the Company to continue periodic rent payments as stipulated under the Agreement. While the final outcome of this matter cannot be determined at this time, management, in consultation with legal counsel, believes that such a resolution can be reached.

INVESTMENT IN HOMETOWN BUFFET, INC. COMMON STOCK

As of September 25, 1995, the Company held 528,220 shares of HTBB common stock. Between September 25, 1995, and December 11, 1995, the Company sold 398,220 shares of HTBB common stock generating net proceeds of $4.8 million resulting in a pre-tax gain of $4.0 million. $2.1 million of these proceeds were used to repay the Company's bank loans in full, $700,000 remains in escrow as partial security against $2.0 million in letters of credit with the remaining $2.0 million retained by the Company. The letters of credit are secured by certain properties owned by the Company, by the remaining 130,000 shares of HTBB common stock and by the escrow account noted above.

                                                 EXHIBIT INDEX

              Exhibit
              Number           Description of Exhibit
              -------          ----------------------
                  3            ARTICLES OF INCORPORATION AND BYLAWS:

                               The following exhibits are attached to this report:

                               3(a)          Certificate of Incorporation, dated February 21, 1985.

                               3(b)          Bylaws, dated February 25, 1985.

                               3(c)          Certificate of Amendment of the Certificate of Incorporation of
                                             JB's Restaurants, Inc., dated February 25, 1987.

                               3(1)          Amendment to Bylaws, dated November 19, 1992.

                               3(2)          Amendment to Bylaws, dated October 27, 1993.

                               3(3)          Certificate of Ownership and Merger Merging JB's Specialty
                                             Restaurants, Inc. into JB's Restaurants, Inc., dated October 15,
                                             1993.

                               3(4)          Certificate of Amendment of the Certificate of Incorporation of
                                             JB's Restaurants, Inc., dated April 4, 1995.

                               3(5)          Certificate of Change of Location of Registered Office and of
                                             Registered Agent, dated July 11, 1995.

                               3(6)          Amendment to Bylaws, dated November 30, 1995.

                  4            INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES:

                               The following exhibits are incorporated in this report by reference from identically numbered exhibits to Annual Reports on Form 10-K previously filed by the Company:

                               4(c)(2)       Undertaking to furnish to the Securities and Exchange Commission
                                             Long-Term Debt Agreements dated December 22, 1986.

                               4(f)(g)(h)(3) Note Purchase Agreements between the Company and The Canada Life
                                             Assurance Co., Security Mutual Group, and Crown Life Insurance
                                             Company, and Warrants for Common Stock held by The Canada Life
                                             Assurance Co., Security Mutual Group, and Crown Life Insurance
                                             Company, dated September 1, 1987.

                               4(1)(7)       First Amendment to Note Purchase Agreements between the Company and
                                             The Canada Life Assurance Co., Security Mutual Group and Crown
                                             Life Insurance Company, and Warrants for Common Stock held by The
                                             Canada Life Assurance Co., Security Mutual Group and Crown Life
                                             Insurance Company, dated April 30, 1992.

                               4(2)(8)        Second Amendment to Note Purchase Agreement between the Company and
                                              Crown Life Insurance Company, The Canada Life Assurance Company
                                              and Security Mutual Life Insurance Company (formerly known as
                                              Security Mutual Group), dated October 26, 1993.

                               4(3)(8)        Certificate of Designations, Preferences and Rights of Series A
                                              Convertible Preferred Stock of the Company, dated October 11,
                                              1993.

                               4(4)(8)        Registration Rights Agreement by the Company for the benefit of ABS MB
                                              (JB) Limited Partnership, dated October 27, 1993.

                  10           MATERIAL CONTRACTS:

                               The following exhibits are incorporated in this report by reference from identically numbered exhibits to Annual Reports on Form 10-K previously filed by the Company:

                               *10(a)(1)      JB's Supplemental Executive Retirement Plan, adopted 1985.

                               *10(7)(3)      1987 Non-Qualified Stock Option Plan and form of Agreement, adopted February 13, 1987.

                               *10(8)(3)      1987 Employee Incentive Stock Option
                                              Plan and form of Agreement adopted
                                              April 21, 1987.

                               *10(9)(3)      1984 Incentive Stock Option Plan as Amended on February 13, 1987,
                                              and form of Agreement.

                               *10(i)(5)      Amendment to 1984 and 1987 Incentive Stock Option Plans dated
                                              July 16, 1990.

                               10(dd)(6)      Multiple Unit Agreement between HTB Restaurants, Inc., a
                                              wholly-owned subsidiary of the Company, and HomeTown Buffet, Inc.
                                              dated October 9, 1991 effective November 25, 1991.

                               10(19)(7)      First Amendment to Multiple Unit Agreement dated October 9, 1991 between HTB Restaurants, Inc., a wholly-owned subsidiary of the
                                              Company, and HomeTown Buffet, Inc. dated January 3, 1992.

                               10(20)(7)      Second Amendment to the Multiple Unit Agreement dated October 9,
                                              1991 between HTB Restaurants, Inc. a wholly-owned subsidiary of the Company, and HomeTown Buffet, Inc. dated June 23, 1992.

                               *10(22)(7)     1992 Stock Option Plan and Form of Agreement adopted September
                                              24, 1992.

                               *10(23)(7)     1992 Executive Long-Term Stock Award Plan and Form of Agreement, adopted by the Board of Directors of the Company dated September 24, 1992.

                               *10(32)(8)     Employment Agreement between the Company and Don M. McComas dated
                                              November 24, 1993.

                               10(33)(8)      Letter Agreement amending the Multiple Unit Agreement, dated
                                              October 9, 1991 between HTB Restaurants, Inc., a wholly-owned subsidiary of the Company and HomeTown Buffet, Inc. dated November
                                              30, 1993.

                               10(34)(9)      Note Cancellation Agreement and Release between the Company and
                                              M. Robert Davis and Kathleen Davis dated August 5, 1994.

                               *10(35)(9)     Form of Agreement between the Company and David E. Pertl, Gary A.
                                              Bales,  Ronald L. Sacks,  George H. Gehling, Daniel Yanez,
                                              Charlotte L. Miller and Joseph J. Hollencamp for certain
                                              severance benefits in the event of a change in control of the
                                              Company, dated November 18, 1994.

                               *10(37)(9)     Fiscal Year 1995 Executive Incentive Compensation Plan.

                               10(38)(9)      Underwriting Agreement dated March 23, 1994 between the Company,
                                              HomeTown Buffet, Inc. , other selling shareholders, and
                                              Montgomery Securities.

                               10(39)(9)      Letter dated March 1, 1994 between the Company and Crown Life Insurance
                                              Company, Canada Life Assurance Company and Security Mutual Group
                                              regarding prepayment of notes outstanding by the Company.

                               *10(40)(9)     Executive Long Term Incentive Plan approved by the Board of
                                              Directors on April 8, 1994.

                               *10(41)(9)     1992 Stock Option Plan as amended on April 8, 1994 and November
                                              18, 1994.

                               The following exhibits are attached to this report:

                               10(42)         Letter Agreement amending the Multiple Unit Agreement, dated
                                              October 9, 1991, as amended January 3, 1992, June 23, 1992 and
                                              November 31, 1993, between HTB Restaurants, Inc., a wholly-owned subsidiary of the Company and HomeTown Buffet, Inc., dated July
                                              20, 1995.

                               *10(43)        Form of Agreement between the Company and David E. Pertl, Gary A.
                                              Bales, Ronald L. Sacks, George H. Gehling, Daniel Yanez,
                                              Charlotte L. Miller and Joseph J. Hollencamp for certain benefits in the event of a change in control of the company, dated August
                                              17, 1995.

                               *10(44)        Fiscal 1996 Executive Incentive Compensation Plan.

                               *10(45)        Separation Compensation Plan adopted by the Board of Directors, effective as of September 25, 1995.

                               *10(46)      Letter Agreement dated January 4, 1995, between the Company and Joseph
                                            J. Hollencamp for certain benefits in the event of the sale of HTB
                                            Restaurants, Inc., or all of its assets.

                               10(47)       Agreement and Plan of Merger and Reorganization between the Company and CKE Restaurants, Inc., dated November 30, 1995.

                               *10(48)      Form of Amendment to Agreements, dated August 17, 1995, between the Company and David E. Pertl, Gary A. Bales, Ronald L. Sacks,
                                            George H. Gehling, Daniel Yanez, Charlotte L. Miller and Joseph
                                            J. Hollencamp for certain benefits in the event of a change in control of the company, dated December 1, 1995.

                  11           COMPUTATION OF PER SHARE INCOME (LOSS).

                  22           SUBSIDIARIES OF THE COMPANY.

                  24           CONSENT OF KPMG PEAT MARWICK  LLP.
                               RE:  FORM S-8 NO. 2-99014; NO. 33-18431; NO. 33-17363; NO. 33-62150; NO.
                               33-62152; NO. 33-99144.

                  27           FINANCIAL DATA SCHEDULE.

*This exhibit is a compensatory plan or management contract filed pursuant to
 Item 14(c) of Form 10-K.