Form 10-Q
period 1995-12-18
SUMMIT FAMILY RESTAURANTS INC
filed 1996-01-31
CIK 53281

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 18, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                     Commission File Number: 0-6054

                         SUMMIT FAMILY RESTAURANTS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    87-0264039
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

                               440 LAWNDALE DRIVE,
                            SALT LAKE CITY, UT 84115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 463-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No      .
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JANUARY 23, 1996 THERE WERE 4,805,902 SHARES OF COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING.

                  Exhibit Index is on Page 16 of this report.
                         This report contains 18 pages.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include Summit Family Restaurants Inc. and its wholly owned subsidiaries (collectively, the "Company"). While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 25, 1995, included in the Company's annual report on form 10-K filed with the Securities and Exchange Commission on December 21, 1995. The results of operations for the twelve weeks ended December 18, 1995, are not necessarily indicative of the results to be expected for the full year.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 18,  SEPTEMBER 25,
         ASSETS                                                 1995         1995
         ------                                             ------------  -------------
                                                            (UNAUDITED)
Current assets
  Cash and cash equivalents                                 $   964,000   $ 1,911,000
  Receivables
    Short-term portion of notes receivable                      190,000       190,000
      Other receivables                                       1,292,000     1,898,000
  Inventories                                                 1,520,000     1,411,000
  Deferred taxes, net                                              --          76,000
  Prepaid expenses                                              190,000       199,000
                                                            -----------   -----------
  Total current assets                                        4,156,000     5,685,000
                                                            -----------   -----------
Property, buildings and equipment, at
  cost, less accumulated
  depreciation and amortization                              45,736,000    46,797,000
                                                            -----------   -----------
Real property and equipment under
  capitalized leases, at cost, less
  accumulated amortization                                    7,262,000     6,731,000
                                                            -----------   -----------
Other assets
  Notes receivable, net of current portion                    2,509,000     2,696,000
  Investment in HomeTown Buffet, Inc. - Note 4                1,316,000     6,999,000
  Deposits and other - Note 5                                 1,394,000       827,000
                                                            -----------   -----------
  Total other assets                                          5,219,000    10,522,000
                                                            -----------   -----------
Intangible assets, at cost, less
  accumulated amortization
  Lease acquisition costs                                       391,000       414,000
  Other intangible assets                                       695,000       735,000
                                                            -----------   -----------
  Total intangible assets                                     1,086,000     1,149,000
                                                            -----------   -----------
Total assets                                                $63,459,000   $70,884,000
                                                            ===========   ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND                                                 DECEMBER 18,  SEPTEMBER 25,
STOCKHOLDERS' EQUITY                                                1995          1995
--------------------                                            ------------  -------------
                                                                (UNAUDITED)
Current liabilities
  Accounts payable - trade                                      $ 5,775,000   $ 6,772,000
  Accrued liabilities
    Payroll and related taxes                                     2,843,000     3,334,000
    Sales and property taxes                                      1,463,000     2,071,000
    Rent and other                                                1,550,000     2,045,000
  Current maturities of long-term debt                              871,000     2,928,000
                                                                -----------   -----------
     Total current liabilities                                   12,502,000    17,150,000
                                                                -----------   -----------
Long-term debt, net of current maturities
  Capitalized real property leases                               10,176,000     9,795,000
  Notes payable                                                     350,000       355,000
                                                                -----------   -----------
     Total long-term debt                                        10,526,000    10,150,000
                                                                -----------   -----------
Deferred taxes, net                                                 423,000     1,877,000
                                                                -----------   -----------
Deferred compensation                                             1,572,000     1,580,000
                                                                -----------   -----------
Commitments and contingencies
Stockholders' equity
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    946,714 shares issued
    and outstanding                                                 947,000       947,000
  Junior common stock, $.01 par value;
    500,000 shares authorized; none outstanding                        --            --
  Common stock, $.10 par value; 10,000,000 shares
    authorized; 4,801,102 and 4,798,102 shares
    issued                                                          480,000       480,000
  Additional paid-in capital                                     26,403,000    26,389,000
  Unrealized gain on investment in HomeTown
    Buffet, Inc., net of tax - Note 4                               634,000     3,565,000
  Retained earnings                                               9,972,000     8,746,000
                                                                -----------   -----------
     Total stockholders' equity                                  38,436,000    40,127,000
                                                                -----------   -----------
Total liabilities and stockholders' equity                      $63,459,000   $70,884,000
                                                                ===========   ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               TWELVE WEEKS ENDED
                                          ----------------------------
                                          DECEMBER  18,   DECEMBER 19,
                                              1995            1994
                                          -------------   ------------
                                                  (UNAUDITED)
Total revenues                             $26,725,000     $27,263,000

Costs and expenses
  Food costs                                 8,687,000       8,967,000
  Labor costs                                9,471,000       9,797,000
  Occupancy and other expenses               6,584,000       6,537,000
  General and administrative expenses        1,805,000       1,833,000
  Depreciation and amortization              1,612,000       1,394,000
                                           -----------     -----------
Total costs and expenses                    28,159,000      28,528,000
                                           -----------     -----------
Loss from operations                        (1,434,000)     (1,265,000)
Interest and other income (expense)
  Interest expense                            (281,000)       (342,000)
  Interest income                               71,000         139,000
  Gain on sale of HomeTown Buffet, Inc.
     stock                                   3,959,000            --
  Gains on sales of restaurants to
     franchisees and other                      11,000            --
                                           -----------     -----------
  Total interest and other income
     (expense)                               3,760,000        (203,000)
                                           -----------     -----------
Income (loss) before income taxes            2,326,000      (1,468,000)

Income tax expense (benefit) - Note 6        1,100,000        (592,000)
                                           -----------     -----------
Net income (loss)                          $ 1,226,000     $  (876,000)
                                           ===========     ===========
Net income (loss) per common share         $      0.21     $     (0.18)
                                           ===========     ===========
Weighted average shares outstanding          5,816,293       4,788,759

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        TWELVE WEEKS ENDED
                                                                 --------------------------------
                                                                 DECEMBER 18,        DECEMBER 19,
                                                                     1995               1994
                                                                 ------------        ------------
                                                                           (UNAUDITED)
Increase (Decrease)
In Cash and Cash Equivalents

Cash flows from operating activities
Net income (loss)                                                $ 1,226,000        $  (876,000)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
    Depreciation and amortization                                  1,612,000          1,394,000
    Provision for losses                                              17,000               --
    Gain on sale of HomeTown Buffet, Inc. stock                   (3,959,000)              --
    Change in operating assets and liabilities
      Decrease in receivables                                        600,000          2,774,000
      Increase in inventory                                         (108,000)          (335,000)
      Increase in other assets                                      (567,000)          (191,000)
      Decrease in accounts payable                                  (997,000)        (1,430,000)
      Increase (decrease) in accrued liabilities                  (1,479,000)           642,000
      Increase (decrease) in net deferred taxes                      577,000           (592,000)
                                                                 -----------        -----------

          Net cash provided (used) by operating activities        (3,078,000)         1,386,000
                                                                 -----------        -----------

Cash flows from investing activities
  Sale of short-term investments                                        --            1,960,000
  Acquisition of property, buildings and equipment                  (312,000)        (2,908,000)
  Proceeds from sale of HomeTown Buffet, Inc. stock                4,756,000               --
  Proceeds from sale of assets                                          --              630,000
  Payments received on notes receivable                               33,000             43,000
                                                                 -----------        -----------

          Net cash provided (used) by investing activities         4,477,000           (275,000)

Cash flows from financing activities
  Proceeds from issuance of common stock                              12,000               --
  Principal payments on long-term debt
    and capital leases                                            (2,358,000)          (327,000)
                                                                 -----------        -----------

         Net cash used by financing activities                    (2,346,000)          (327,000)
                                                                 -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                                  (947,000)           784,000

Cash and cash equivalents at beginning
  of period                                                        1,911,000          5,303,000
                                                                 -----------        -----------

Cash and cash equivalents at end of period                       $   964,000        $ 6,087,000
                                                                 ===========        ===========

                SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                              TWELVE WEEKS ENDED
                                          ---------------------------
                                          DECEMBER 18,   DECEMBER 19,
                                             1995            1994
                                          ------------   ------------
                                                  (UNAUDITED)
Supplemental disclosures of cash flow
   information
  Cash paid for interest                    $300,000       $ 344,000
                                            ========       =========

Supplemental schedule of noncash
   investing and financing
  Debt incurred for acquisition of
   property, buildings and equipment        $677,000       $    --
                                            ========       =========
During fiscal 1996 and 1995,
  stores were sold to franchisees and
  notes receivable were recorded in
  exchange for equipment as follows:

    Notes receivable                        $   --         $ 377,000
    Gain deferred                               --          (245,000)
    Cash received                               --            98,000
                                            --------       ---------
    Net book value of equipment sold        $   --         $ 230,000
                                            ========       =========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  FISCAL PERIODS

The Company utilizes a 52/53 week fiscal year which ends on the last Monday in September. The third quarter of each year contains 16 weeks while the other three quarters each contain 12 weeks.

2.  PRESENTATION

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

3.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed using the weighted average number of shares of stock and dilutive common stock equivalents outstanding during each period.

4.  INVESTMENT IN HOMETOWN BUFFET, INC.

On December 18, 1995, the estimated fair value of the Company's 130,000 shares of HomeTown Buffet, Inc. ("HTBB") common stock was $10.125 per share or $1.3 million. On September 25, 1995, the estimated fair value of the Company's 528,220 shares of HTBB common stock was $13.25 per share or $7.0 million. The unrealized gain (net of tax) of $0.6 million and $3.6 million at December 18, 1995 and September 25, 1995, respectively, is recorded as a separate component of stockholders' equity.

5.  DEPOSITS AND OTHER

Deposits and other assets at December 18, 1995, includes a $180,000 certificate of deposit and $700,000 held in an escrow account, both of which serve as partial security on $2.2 million of letters of credit. The letters of credit are also secured by certain properties owned by the Company and by the remaining 130,000 shares of HTBB common stock. At September 25, 1995, deposits and other assets includes a $180,000 certificate of deposit which served as partial security on $2.2 million of letters of credit.

6.  INCOME TAXES

Income tax expense for the twelve week period ended December 18, 1995, includes an adjustment of $303,000 to fully reserve net deferred tax assets that may not be realized in the future.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES AND SELECTED OPERATING DATA. The following table sets forth, for the periods indicated, certain information regarding the Company's revenues and selected operating data.

                                                                         TWELVE WEEKS ENDED
                                                                 ---------------------------------
                                                                  DECEMBER 18,        DECEMBER 19,
                                                                     1995                 1994
                                                                 ---------------------------------
          Total revenues                                          $26,725,000          $27,263,000
          Percentage change from prior period                            (2.0)%               12.5%

          JB's Restaurants
          ----------------
          Company owned units at end of quarter                            79                   84
          Franchised units at end of quarter                               25                   22
          Company restaurants transferred to franchisees                    1                    4
          Company restaurants converted to Galaxy Diners                 --                      2
          Average weekly sales per unit                           $    16,913          $    17,776
          Percentage change from prior period                            (4.9)                 2.9%
          Same store sales percentage change
           from prior period                                             (6.5)%               (0.4)%

          Galaxy Diners (a)
          -------------
          Company owned units at end of quarter                             6                    3
          Restaurants opened                                             --                      2
          Average weekly sales per unit                           $    23,626          $    36,141

          HomeTown Buffets (a)
          ----------------
          Units operated as a franchisee at end of quarter                 16                   14
          Average weekly sales per unit                           $    45,346          $    47,501
          Percentage change from prior period                            (4.5)%               (4.2)%


          (a) Same store percentage change and/or percentage change from prior period is not presented due to the relatively small number of restaurants open for the full period.

The decrease in revenues for the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year, is primarily the result of a 6.5% decline in JB's Restaurants same store sales partially offset by an increase in the number of HomeTown Buffet restaurants and Galaxy Diners. During the twelve week period ended December 18, 1995, the average sales per JB's Restaurant decreased 4.9% reflecting a decrease in customer counts per unit of 8.9% and an increase in the average customer purchase of 4.0%. Same store sales for JB's Restaurants (sales from JB's Restaurants open during both the fiscal 1996 and 1995 period) decreased 6.5% reflecting a decrease in customer counts of 10.3% while the average customer purchase increased 3.8%.

COSTS AND EXPENSES; STATEMENT OF OPERATIONS DATA. The following table sets forth costs as a percentage of revenues for the periods indicated as well as statement of operations data:

                                                            TWELVE WEEKS ENDED
                                                        ----------------------------
                                                        DECEMBER 18,    DECEMBER 19,
                                                           1995            1994
                                                        ----------------------------
           Total revenues                                 100.0%           100.0%
                                                          -----            -----
           Costs and expenses
              Food costs                                   32.5             32.9
              Labor costs                                  35.4             35.9
              Occupancy and other expenses                 24.7             24.0
              General and administrative expenses           6.8              6.7
              Depreciation and amortization                 6.0              5.1
                                                          -----            -----
                 Total costs and expenses                 105.4            104.6
                                                          -----            -----
           Loss from operations                            (5.4)            (4.6)
           Interest and other income (expense)
              Interest expense                             (1.1)            (1.3)
              Interest income                               0.3              0.5
              Gain on sale of HomeTown Buffet,
                 Inc. stock                                14.8               --
              Gains on sales of restaurants to
                 franchisees and other                      0.1               --
                                                          -----            -----
                 Total interest and other income
                    (expense)                              14.1             (0.8)
                                                          -----            -----
           Income (loss) before income taxes                8.7             (5.4)
           Income taxes (benefit)                           4.1             (2.2)
                                                          -----            -----
           Net income (loss)                                4.6%            (3.2)%
                                                          =====            =====
           Effective income tax rate                       47.3%            40.3%
                                                          =====            =====

FOOD COSTS. The decrease in food costs as a percentage of total revenues for the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year, is primarily the result of improved food costs in the JB's Restaurants resulting from the increased average customer purchase and improved operational controls.

LABOR COSTS. The decrease in labor costs as a percentage of total revenues in the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year, is primarily due to lower labor costs in the HomeTown Buffet restaurants resulting from improved operational execution.

OCCUPANCY & OTHER EXPENSES. The increase in occupancy and other expenses as a percentage of total revenues for the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year, is primarily due to lower average restaurant sales.

DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization as a percentage of total revenues in the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year primarily reflects depreciation associated with remodeled JB's Restaurants and Galaxy Diner conversions and lower average restaurant sales.

INTEREST EXPENSE. The decrease in interest expense as a percentage of total revenues for the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year is due primarily to lower outstanding debt.

INTEREST INCOME. The decrease in interest income as a percentage of total revenues for the twelve week period ended December 18, 1995, as compared with the comparable period of the prior fiscal year is primarily a result of lower cash and short-term investment balances.

GAIN ON SALE OF HOMETOWN BUFFET, INC. STOCK. During the twelve week period ended December 18, 1995, the Company sold 398,220 shares of HomeTown Buffet, Inc. stock resulting in a pre-tax gain of $3,959,000.

INCOME TAXES. The effective income tax rate of 47.3% of pre-tax income for the twelve week period ended December 18, 1995, is higher than the 40.3% rate for the comparable period of the prior fiscal year primarily due to an adjustment of $303,000 to fully reserve net deferred tax assets that may not be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter, the Company's primary source of working capital was the sale of HTBB common stock. The Company requires capital principally for replacement of equipment and maintenance of leasehold improvements and expects to fund these capital requirements through cash on hand at the end of the quarter and internally generated funds.

During the twelve week period ended December 18, 1995, cash and cash equivalents were provided by the following sources:

          ----------------------------------------------------------------------------------------------------
                                                                                                   In Millions
          ----------------------------------------------------------------------------------------------------
                       Net cash provided (used) by operations                                        $(3.1)
                       Proceeds from the sale of HTBB common stock                                     4.8
          ----------------------------------------------------------------------------------------------------
                       Total Provided                                                                $ 1.7
          ----------------------------------------------------------------------------------------------------
          During the same period, cash and cash equivalents were applied for the following uses:
          ----------------------------------------------------------------------------------------------------
                                                                                                   In Millions
          ----------------------------------------------------------------------------------------------------
                       Capital expenditures                                                          $ 0.3
                       Principal payments on long-term debt and capital leases                         2.3
          ----------------------------------------------------------------------------------------------------
                       Total used                                                                    $ 2.6
          ----------------------------------------------------------------------------------------------------


During the first quarter of fiscal year 1996, cash used exceeded cash provided by $0.9 million due primarily to a reduction in accounts payable and other accrued liabilities and the repayment of debt.

The current ratio at the end of the first quarter of fiscal year 1996 was 0.3:1.0 compared to 0.3:1.0 at the end of 1995. Management does not consider the fact that the current ratio is less than one to be, itself, an indication of a liquidity problem as the restaurant business has practically no receivables and minimum inventories that typically turn faster than accounts payable to suppliers.

As of September 25, 1995, the Company held 528,220 shares of HTBB common stock. Between September 25, 1995, and December 18, 1995, the Company sold 398,220 shares of HTBB common stock generating net proceeds of $4.8 million resulting in a pre-tax gain of $4.0 million. $2.1 million of these proceeds were used to repay the Company's bank loans in full, $700,000 remains in escrow as partial security against $2.0 million in letters of credit with the remaining $2.0 million retained by the Company. The letters of credit are secured by certain properties owned by the Company, by the remaining 130,000 shares of HTBB common stock and by the escrow account noted above. In addition, the Company has a $180,000 certificate of deposit securing $180,000 in letters of credit.

In August 1994, the Company entered into a master lease agreement (the "Agreement") to finance equipment for new HomeTown Buffet restaurants. The Agreement, among other things, required the Company to maintain a minimum tangible net worth of at least $40 million. On January 5, 1996, the master lease agreement was amended to require a minimum tangible net worth of $33 million. In exchange for this reduced covenant, the Company has deposited $365,000 with the leasing company. This deposit is to be applied against payments due for the final year of the lease subject to earlier release if certain financial performance objectives are achieved.

The Company is required to open a minimum of 17 HomeTown Buffet restaurants by June 30, 1996, in order to maintain its exclusive area development agreement with HomeTown Buffet, Inc. In addition, the Company is required to open an additional 5 HomeTown Buffet restaurants by December 31, 1996. Should the Company not open the required number of HomeTown Buffet restaurants, the Company would lose its exclusive area rights.

The Company currently has no plans to remodel any JB's Restaurants in 1996. The Company continues to routinely repair and maintain the Company's restaurants. Future Galaxy Diner conversions, JB's Restaurants remodels and new HomeTown Buffet restaurants will be dependent upon the Company improving internal cash flow and/or finding additional sources of capital including the potential sale of assets. To the extent that these assets secure certain letters of credit, in the event the assets are sold, the Company expects that it will maintain cash collateral for the letters of credit in accordance with the Company's agreement with the bank. If the Company's earnings do not improve or other sources of financing are not obtained, the Company would not have the available financing for capital spending beyond maintenance level capital additions.

On January 24, 1996, an Amended Agreement and Plan of Merger and Reorganization (the "Merger Agreement") was executed between the Company and CKE Restaurants, Inc., a Delaware corporation ("CKE"), pursuant to which the Company will merge with a wholly-owned subsidiary of CKE with the Company being the surviving entity. Consideration for the merger to be paid to the Company's shareholders for each share of common stock and for each share of preferred stock will consist of $2.77 in cash and .1738 shares of CKE common stock, provided that the average CKE common stock price is between $15.00 per share and $17.00 per share at the closing. If the average CKE common stock price is higher than $17.00 or lower than $15.00 at the closing, the exchange ratio will be adjusted accordingly. If the average CKE common stock price is below $13.25, the exchange ratio may be adjusted at the option of CKE. If CKE elects to not adjust the exchange ratio, Summit has the right to terminate the agreement. In addition, the consideration may be increased if CKE enters into agreements to sell certain assets and the total consideration to be received by CKE exceeds a specified level. Any such increase would be allocated one-half to the cash portion of the consideration and one-half to the common stock portion of the consideration. The transaction is conditioned upon the Company's shareholders approving the transaction and the usual and customary conditions to closing, including, without limitation, accuracy of the parties' representations and warranties, performance of the parties' covenants and obligations under the Merger Agreement and obtaining proper consents of third parties as necessary.

Pursuant to certain change of control agreements, the Company may be obligated to pay benefits to the President and seven Senior Vice Presidents in the event of a significant change in ownership of the Company. The Merger Agreement triggered a provision in the change of control agreements that requires the Company to place in escrow accounts approximately $1.7 million. Payment of benefits is made upon involuntary termination of those individuals noted above between the signing of the Merger Agreement and one year after consummation of the merger or upon the voluntary termination of employment during the second 90 days following consummation of the merger. The Company has not yet funded the escrow accounts.

SEASONALITY

The Company's business is seasonal in nature with the spring and summer quarters being the highest volume periods. The Company's lowest volume periods typically occur during the fall and winter fiscal quarters.

IMPACT OF INFLATION

Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Accordingly, increases in the minimum wage could materially increase the Company's labor costs. Currently, there are no further scheduled increases in the federal minimum wage. In addition, the cost of food commodities utilized by the Company are subject to market supply and demand pressures. Shifts in these costs may have a significant impact on the Company's food costs. The Company anticipates that increases in these costs can be offset through pricing and other cost control efforts; however, there is no assurance that the Company would be able to pass such costs on to its guests or if it were able to do so, it could do so in a short period of time.

                         SUMMIT FAMILY RESTAURANTS INC.
                           PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On January 24, 1996, the Company entered into a First Amendment to Agreement and Plan of Merger and Reorganization with CKE Restaurants, Inc. (the "Amendment"). The Amendment amends the Agreement and Plan of Merger and Reorganization dated November 30, 1995, between the Company and CKE Restaurants, Inc. (the "Agreement"). The Agreement and the Amendment provide for the merger of the Company with a wholly-owned subsidiary of CKE Restaurants, Inc. The execution of the Amendment and certain of its terms were publicly announced on January 24, 1996, in a news release included as an Exhibit to this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     The following exhibits are attached to this report:

         Exhibit          Description
         Number           of Exhibit
         -------          -----------
         20.1             News Release dated January 25, 1996:  "Summit Family Restaurants Inc. and CKE
                          Restaurants, Inc. Amend Merger Agreement"

         27               Financial Data Schedule.

         (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 6, 1995 to report that the Company and CKE Restaurants, Inc. entered into an Agreement and Plan of Merger and Reorganization dated November 30, 1995 (the "Agreement"). The Form 8-K included as an exhibit a News Release dated December 1, 1995, generally describing the Agreement.


         There were no other items to be reported under Part II of this report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                           SUMMIT FAMILY RESTAURANTS INC.
                           ------------------------------
                           (Registrant)

Date January 31, 1996           By:  /s/ David E. Pertl
     ----------------                ------------------------------
                                     David E. Pertl
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     (A duly authorized officer)

                               By:   /s/ Theodore Abajian
                                     ------------------------------
                                     Theodore Abajian
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                         SUMMIT FAMILY RESTAURANTS INC.
                                  EXHIBIT INDEX

Exhibit          Description                                                                    Page
Number           of Exhibit                                                                    Number
-------          -----------                                                                   -------
20.1             News Release dated January 25, 1996:  "Summit Family Restaurants Inc. and       18
                 CKE Restaurants, Inc. Amend Merger Agreement"

27               Financial Data Schedule                                                         19