Form 10-Q
period 1996-03-11
SUMMIT FAMILY RESTAURANTS INC
filed 1996-04-19
CIK 53281

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                                   (MARK ONE)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 11, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number: 0-6054
                                                 ------

                         SUMMIT FAMILY RESTAURANTS INC.
                         ------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF APRIL 17, 1996 THERE WERE 4,805,902 SHARES OF COMMON STOCK, $ .10 PAR VALUE, OUTSTANDING.



                  Exhibit Index is on Page 16 of this report.
                         This report contains 17 pages.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include Summit Family Restaurants Inc. and its wholly owned subsidiaries (collectively, the "Company"). While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 25, 1995, included in the Company's annual report on form 10-K filed with the Securities and Exchange Commission on December 21, 1995. The results of operations for the twelve and twenty-four weeks ended March 11, 1996, are not necessarily indicative of the results to be expected for the full year.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     MARCH 11,     SEPTEMBER 25,
ASSETS                                                 1996            1995
                                                    -----------    -------------
                                                    (UNAUDITED)
Current assets
   Cash and cash equivalents                        $ 1,875,000     $ 1,911,000
   Receivables
     Short-term portion of notes receivable             190,000         190,000
      Other receivables                                 584,000       1,898,000
   Inventories                                        1,466,000       1,411,000
   Deferred taxes, net                                       --          76,000
   Prepaid expenses                                     189,000         199,000
                                                    -----------     -----------

   Total current assets                               4,304,000       5,685,000
                                                    -----------     -----------

Property, buildings and equipment, at cost,
   less accumulated depreciation and
   amortization                                      44,636,000      46,797,000
                                                    -----------     -----------

Real property and equipment under capitalized
   leases, at cost, less accumulated
   amortization                                       7,091,000       6,731,000
                                                    -----------     -----------

Other assets
   Notes receivable, net of current portion           2,241,000       2,696,000
   Investment in HomeTown Buffet, Inc. - Note 4       1,430,000       6,999,000
   Deposits and other - Note 5                        1,641,000         827,000
                                                    -----------     -----------

   Total other assets                                 5,312,000      10,522,000
                                                    -----------     -----------

Intangible assets, at cost, less accumulated
   amortization
   Lease acquisition costs                              369,000         414,000
   Other intangible assets                              683,000         735,000
                                                    -----------     -----------

   Total intangible assets                            1,052,000       1,149,000
                                                    -----------     -----------
Total assets                                        $62,395,000     $70,884,000
                                                    ===========     ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)




LIABILITIES AND                                          MARCH 11,   SEPTEMBER 25,
STOCKHOLDERS' EQUITY                                       1996      1995
                                                        -----------  -------------
                                                        (UNAUDITED)
Current liabilities
   Accounts payable - trade                             $ 5,358,000   $ 6,772,000
   Accrued liabilities
     Payroll and related taxes                            2,627,000     3,334,000
     Sales and property taxes                             1,673,000     2,071,000
     Rent and other                                       2,836,000     2,045,000
   Current maturities of long-term debt                     871,000     2,928,000
                                                        -----------   -----------

       Total current liabilities                         13,365,000    17,150,000
                                                        -----------   -----------

Long-term debt, net of current maturities
   Capitalized real property leases                       9,981,000     9,795,000
   Notes payable                                            345,000       355,000
                                                        -----------   -----------
       Total long-term debt                              10,326,000    10,150,000
                                                        -----------   -----------

Deferred taxes, net                                         468,000     1,877,000
                                                        -----------   -----------
Deferred compensation                                     1,564,000     1,580,000
                                                        -----------   -----------

Commitments and contingencies
Stockholders' equity
   Preferred stock, $1 par value;
     1,000,000 shares authorized;
     946,714 shares issued
     and outstanding                                        947,000       947,000
   Junior common stock, $.01 par value;
     500,000 shares authorized; none outstanding                 --            --
   Common stock, $.10 par value; 10,000,000 shares
     authorized; 4,805,902 and 4,798,102 shares issued      481,000       480,000
   Additional paid-in capital                            26,426,000    26,389,000
   Unrealized gain on investment in HomeTown Buffet,
     Inc., net of tax - Note 4                              702,000     3,565,000
   Retained earnings                                      8,116,000     8,746,000
                                                        -----------   -----------
       Total stockholders' equity                        36,672,000    40,127,000
                                                        -----------   -----------

Total liabilities and stockholders' equity              $62,395,000   $70,884,000
                                                        ===========   ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   TWELVE WEEKS ENDED       TWENTY-FOUR WEEKS ENDED
                                                -------------------------   -------------------------
                                                 MARCH 11,     MARCH 13,     MARCH 11,     MARCH 13,
                                                   1996          1995          1996          1995
                                                -------------------------   -------------------------
                                                       (UNAUDITED)                 (UNAUDITED)
Total revenues                                  $27,397,000   $27,061,000   $54,122,000   $54,324,000

Costs and expenses
   Food costs                                     8,782,000     8,957,000    17,469,000    17,924,000
   Labor costs                                    9,287,000     9,360,000    18,758,000    19,157,000
   Occupancy and other expenses                   6,467,000     6,365,000    13,051,000    12,902,000
   General and administrative expenses            3,169,000     1,855,000     4,974,000     3,688,000
   Depreciation and amortization                  1,589,000     1,436,000     3,201,000     2,830,000
                                                -----------   -----------   -----------   -----------

   Total costs and expenses                      29,294,000    27,973,000    57,453,000    56,501,000
                                                -----------   -----------   -----------   -----------

Loss from operations                             (1,897,000)     (912,000)   (3,331,000)   (2,177,000)
Interest and other income (expense)
   Interest expense                                (282,000)     (381,000)     (563,000)     (723,000)
   Interest income                                  109,000       143,000       180,000       282,000
   Gain on sale of HomeTown Buffet, Inc. stock           --            --     3,959,000            --
   Gains on sales of restaurants to
   franchisees and other                             12,000        11,000        23,000        11,000
                                                -----------   -----------   -----------   -----------

   Total interest and other income (expense)       (161,000)     (227,000)    3,599,000      (430,000)
                                                -----------   -----------   -----------   -----------

Income (loss) before income taxes                (2,058,000)   (1,139,000)      268,000    (2,607,000)

Income tax expense (benefit)                       (200,000)     (461,000)      900,000    (1,053,000)
                                                -----------   -----------   -----------   -----------

Net income (loss)                               $(1,858,000)  $  (678,000)  $  (632,000)  $(1,554,000)
                                                ===========   ===========   ===========   ===========

Net income (loss) per common share              $     (0.39)  $     (0.14)  $     (0.13)  $     (0.32)
                                                ===========   ===========   ===========   ===========

Weighted average shares outstanding               4,805,788     4,792,003     4,802,002     4,790,381

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             TWENTY-FOUR WEEKS ENDED
                                                            -------------------------
                                                             MARCH 11,     MARCH 13,
                                                               1996          1995
                                                            -----------   -----------
                                                                  (UNAUDITED)
Increase (Decrease)
In Cash and Cash Equivalents

Cash flows from operating activities
Net income (loss)                                           $  (632,000)  $(1,554,000)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
    Depreciation and amortization                             3,201,000     2,830,000
    Provision for losses                                         17,000            --
    Gain on sale of HomeTown Buffet, Inc. stock              (3,959,000)           --
    Loss on disposal of assets                                       --       129,000
    Change in operating assets and liabilities
      Decrease in receivables                                 1,307,000       870,000
      Increase in inventory                                     (55,000)     (321,000)
      (Increase) decrease in other assets                      (394,000)       51,000
      Decrease in accounts payable                           (1,414,000)   (2,554,000)
      Increase (decrease) in accrued liabilities               (393,000)      531,000
      Increase in net deferred taxes                            577,000       265,000
                                                            -----------   -----------

          Net cash provided (used) by operating activities   (1,745,000)      247,000
                                                            -----------   -----------

Cash flows from investing activities
  Proceeds from sale of HomeTown Buffet, Inc. stock           4,756,000            --
  Sale of short-term investments                                     --     1,960,000
  Acquisition of property, buildings and equipment             (587,000)   (4,566,000)
  Proceeds from sale of assets                                       --       630,000
  Payments received on notes receivable                          59,000        61,000
                                                            -----------   -----------

          Net cash provided (used) by investing activities    4,228,000    (1,915,000)

Cash flows from financing activities
  Proceeds from issuance of common stock                         39,000            --
  Principal payments on long-term debt
    and capital leases                                       (2,558,000)     (909,000)
                                                            -----------   -----------

         Net cash used by financing activities               (2,519,000)     (909,000)
                                                            -----------   -----------

Net decrease in cash and
  cash equivalents                                              (36,000)   (2,577,000)

Cash and cash equivalents at beginning
  of period                                                   1,911,000     5,303,000
                                                            -----------   -----------

Cash and cash equivalents at end of period                  $ 1,875,000   $ 2,726,000
                                                            ===========   ===========

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      TWENTY-FOUR WEEKS ENDED
                                                    ----------------------------
                                                    MARCH 11,         MARCH 13,
                                                      1996              1995
                                                    ---------         ---------
                                                            (UNAUDITED)
Supplemental disclosures of cash flow
   information
  Cash paid for interest                            $283,000          $ 516,000
                                                    ========          =========
  Cash paid for income taxes                        $268,000          $      --
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
                                                    ========          =========

During fiscal 1996 and 1995,
  stores were sold to franchisees and
  notes receivable were recorded in
  exchange for equipment as follows:

    Notes receivable                                $     --          $ 377,000
    Gain recognized                                       --             11,000
    Gain deferred                                         --           (234,000)
    Cash received                                         --             98,000
                                                    --------          ---------

    Net book value of equipment sold                $     --          $ 230,000
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

4.  INVESTMENT IN HOMETOWN BUFFET, INC.

On March 11, 1996, the estimated fair value of the Company's 130,000 shares of HomeTown Buffet, Inc. ("HTBB") common stock was $11.00 per share or $1.3 million. On September 25, 1995, the estimated fair value of the Company's 528,220 shares of HTBB common stock was $13.25 per share or $7.0 million. The unrealized gain (net of tax) of $0.7 million and $3.6 million at March 11, 1996 and September 25, 1995, respectively, is recorded as a separate component of stockholders' equity.

5.  DEPOSITS AND OTHER

Deposits and other assets at March 11, 1996, includes a $180,000 certificate of deposit and $700,000 held in an escrow account, both of which serve as partial security on $2.2 million of letters of credit. The letters of credit are also secured by seventeen JB's Restaurants owned by the Company and by the remaining 130,000 shares of HTBB common stock. At September 25, 1995, deposits and other assets includes a $180,000 certificate of deposit which served as partial security on $2.2 million of letters of credit.

6.  INCOME TAXES

Income tax expense for the twelve and twenty-four week periods ended March 11, 1996, includes adjustments of $418,000 and $721,000, respectively, to fully reserve net deferred tax assets that may not be realized in the future.

                 SUMMIT FAMILY RESTAURANTS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES AND SELECTED OPERATING DATA. The following table sets forth, for the periods indicated, certain information regarding the Company's revenues and selected operating data.

                                                                                        TWENTY-FOUR
                                                      TWELVE WEEKS ENDED                WEEKS ENDED
                                                  --------------------------    --------------------------
                                                    MARCH 11,      MARCH 13,      MARCH 11,      MARCH 13,
                                                      1996           1995           1996           1995
                                                  --------------------------    --------------------------
Total revenues                                    $27,397,000    $27,061,000    $54,122,000    $54,324,000
Percentage change from prior period                       1.2%           5.4%          (0.4)%          8.8%

JB's Restaurants
Company owned units at end of quarter                      78             83             78             83
Franchised units at end of quarter                         24             22             24             22
Company restaurants transferred to franchisees             --             --              1              4
Company restaurants converted to Galaxy Diners             --              1             --              3
Company restaurants closed                                  1             --              1             --
Average weekly sales per unit                     $    17,425    $    17,846    $    17,167    $    17,811
Percentage change from prior period                      (2.4)%         (2.5)%         (3.6)%          0.3%
Same store sales percentage change
 from prior period                                       (4.8)%         (5.1)%         (5.6)%         (2.8)%

Galaxy Diners (a)
Company owned units at end of quarter                       6              4              6              4
Restaurants opened                                         --              1             --              3
Average weekly sales per unit                     $    21,912    $    30,193    $    22,771    $    32,663

HomeTown Buffets (a)
Units operated as a franchisee at end of quarter           16             14             16             14
Average weekly sales per unit                     $    48,246    $    47,729    $    46,796    $    47,692
Percentage change from prior period                       1.1%          (6.5)%         (1.9)%         (5.4)%

(a) Same store percentage change and/or percentage change from prior period is not presented due to the relatively small number of restaurants open for the full period.

The $336,000 or 1.2% increase in revenues for the twelve week period ended March 11, 1996, as compared with the comparable period of the prior fiscal year, is primarily the result of the opening of two new HomeTown Buffet restaurants ($1,347,000) and two Galaxy Diner conversions ($445,000) which more than offset the decline in revenues resulting from the decrease in the number of JB's Restaurants in operation ($608,000) and the 4.8% decline in JB's Restaurants same store sales (sales from JB's Restaurants open during both the fiscal 1996 and 1995 period). The 4.8% decrease in JB's Restaurants same store sales reflects a decrease of 10.1% in customer counts while the average customer purchase increased 5.3%.

The 0.4% or $202,000 decrease in revenues for the twenty-four week period ended March 11, 1996, as compared with the comparable period of the prior fiscal year, is primarily the result of the 5.6% ($1,975,000) decline in JB's

Restaurants same store sales and the decrease in the number of JB's Restaurants in operation ($1,421,000) partially offset by the opening of two new HomeTown Buffet restaurants ($2,028,000) and two Galaxy Diner conversions ($1,166,000). The 5.6% decline in JB's same store sales reflects a decrease of 10.2% in customer counts while the average customer purchase increased 4.6%.

COSTS AND EXPENSES; STATEMENT OF OPERATIONS DATA. The following table sets forth costs as a percentage of revenues for the periods indicated as well as statements of operations data:

                                                            TWELVE WEEKS ENDED    TWENTY-FOUR WEEKS ENDED
                                                           ---------------------  -----------------------
                                                           MARCH 11,   MARCH 13,   MARCH 11,   MARCH 13,
                                                             1996        1995        1996        1995
                                                           ---------   ---------   ---------   ---------
            Total revenues                                  100.0%      100.0%      100.0%      100.0%
                                                            -----       -----       -----       -----

            Costs and expenses
               Food costs                                    32.0        33.1        32.3        33.0
               Labor  costs                                  33.9        34.6        34.7        35.2
               Occupancy and other expenses                  23.6        23.5        24.1        23.8
               General and administrative expenses           11.6         6.9         9.2         6.8
               Depreciation and amortization                  5.8         5.3         5.9         5.2
                                                            -----       -----       -----       -----
                Total costs and expenses                    106.9       103.4       106.2       104.0
                                                            -----       -----       -----       -----

            Loss from operations                             (6.9)       (3.4)       (6.2)       (4.0)
            Interest and other income (expense)
               Interest expense                              (1.1)       (1.4)       (1.0)       (1.3)
               Interest income                                0.4         0.5         0.3         0.5
               Gain on sale of HomeTown Buffet, Inc.
               stock                                           --          --         7.3          --
               Gains on sales of restaurants to
               franchisees and other                          0.1         0.1         0.1          --
                                                            -----       -----       -----       -----
            Total interest and other income (expense)        (0.6)       (0.8)        6.7        (0.8)
                                                            -----       -----       -----       -----
            Income (loss) before income taxes                (7.5)       (4.2)        0.5        (4.8)

            Income taxes (benefit)                           (0.7)       (1.7)        1.7        (1.9)
                                                            -----       -----       -----       -----


            Net income (loss)                                (6.8)%      (2.5)%      (1.2)%      (2.9)%
                                                            =====       =====       =====       =====

            Effective income tax rate                         9.7%       40.5%      335.8%       40.4%
                                                            =====       =====       =====       =====


FOOD COSTS. The decrease in food costs as a percentage of total revenues for the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year, was primarily the result of menu and operational improvements in all the Company's restaurant concepts.

LABOR COSTS. The decrease in labor costs as a percentage of total revenues in the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year, was primarily due to reduced worker's compensation costs ($269,000 for both the twelve and twenty-four week periods) and lower labor costs in the HomeTown Buffet restaurants resulting from improved employee scheduling in the current year.

OCCUPANCY & OTHER EXPENSES. The increase in occupancy and other expenses as a percentage of total revenues for the twelve week period ended March 11, 1996, as compared with the comparable period of the prior fiscal year, was primarily due to lower average restaurant sales and a $308,000 increase in the reserve for potentially uncollectable franchisee receivables partially offset by lower real estate tax costs ($180,000) and lower preopening costs ($88,000).

The increase in occupancy and other expenses as a percentage of total revenues for the twenty-four week period ended March 11, 1996, as compared with the comparable period of the prior fiscal year, was primarily due to lower average restaurant sales and a $458,000 increase in the reserve for potentially uncollectable franchisee receivables partially offset by lower real estate taxes ($343,000) and lower preopening costs ($171,000).

GENERAL AND ADMINISTRATIVE EXPENSES. The increase in general and administrative expenses as a percentage of total revenues for the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year was primarily due to a $1.6 million charge in the second quarter for change of control and other severance costs partially offset by reduced salaries expense ($140,000 and $260,000 for the twelve and twenty-four week periods, respectively) and reduced travel and related expenses ($100,000 and $162,000 for the twelve and twenty-four week periods, respectively).

DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization as a percentage of total revenues in the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year primarily reflects depreciation associated with remodeled JB's Restaurants and Galaxy Diner conversions (0.2% points) and lower average restaurant sales.

INTEREST EXPENSE. The decrease in interest expense as a percentage of total revenues for the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year was due primarily to lower outstanding debt.

INTEREST INCOME. The decrease in interest income as a percentage of total revenues for the twelve and twenty-four week periods ended March 11, 1996, as compared with the comparable periods of the prior fiscal year was primarily a result of lower cash and short term investment balances.

GAIN ON SALE OF HOMETOWN BUFFET, INC. STOCK. To improve liquidity and to fund repayment of bank loans, the Company sold 398,220 shares of HomeTown Buffet, Inc. stock during the first quarter of fiscal 1996 in open market sales transactions at prevailing market prices. The average selling price was $11.94 per share. Such sales resulted in a pre-tax gain of $3,959,000.

INCOME TAXES. The effective income tax rate of 9.7% of pre-tax income for the twelve week period ended March 11, 1996, was lower than the 40.5% rate for the comparable period of the prior fiscal year primarily due to a $418,000 adjustment to fully reserve deferred tax assets that may not be realized in the future.

The effective income tax rate of 335.8% of pre-tax income for the twenty-four week period ended March 11, 1996, was higher than the 40.4% rate for the comparable period of the prior fiscal year primarily due to a $721,000 adjustment to fully reserve deferred tax assets that may not be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-four week period ended March 11, 1996, the Company's primary source of cash was the sale of HomeTown Buffet, Inc. ("HTBB") common stock. The Company requires cash principally for replacement of equipment and maintenance of leasehold improvements and expects to fund these requirements through cash on hand at the end of the quarter and cash flow from operations.

During the twenty-four week period ended March 11, 1996, cash and cash equivalents were provided by the following sources:

- --------------------------------------------------------------------------------
                                                                     In Millions
- --------------------------------------------------------------------------------
          Net cash used by operations                                  $(1.7)
          Proceeds from the sale of HTBB common stock                    4.8
- --------------------------------------------------------------------------------
          Total Provided                                               $ 3.1
- --------------------------------------------------------------------------------



During the same period, cash and cash equivalents were applied for the following uses:

- --------------------------------------------------------------------------------
                                                                     In Millions
- --------------------------------------------------------------------------------
          Capital expenditures                                          $0.6
          Principal payments on long-term debt and capital leases        2.5
- --------------------------------------------------------------------------------
          Total used                                                    $3.1
- --------------------------------------------------------------------------------

The current ratio at the end of the second quarter of fiscal year 1996 was 0.3:1.0 compared to 0.3:1.0 at the end of fiscal 1995. Management does not consider the fact that the current ratio is less than one to be, itself, an indication of a liquidity problem as the restaurant business has practically no receivables and minimum inventories that typically turn faster than accounts payable to suppliers.

As of September 25, 1995, the Company held 528,220 shares of HTBB common stock. During the first quarter of fiscal 1996, the Company sold 398,220 shares of HTBB common stock generating net proceeds of $4.8 million resulting in a pre-tax gain of $4.0 million. $2.1 million of these proceeds were used to repay the Company's bank loans in full, $700,000 remains in escrow as partial security against $2.0 million in letters of credit with the remaining $2.0 million retained by the Company. The letters of credit are secured by seventeen JB's Restaurants owned by the Company, by the remaining 130,000 shares of HTBB common stock and by the escrow account noted above. In addition, the Company has a $180,000 certificate of deposit securing $180,000 in letters of credit.

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

The Company is required to open a minimum of 17 HomeTown Buffet restaurants by June 30, 1996, in order to maintain its exclusive area development agreement with HomeTown Buffet, Inc. In addition, the Company is required to open an additional 5 HomeTown Buffet restaurants by December 31, 1996. The Company does not anticipate opening another HomeTown Buffet restaurant by June 30, 1996 and, therefore, the Company expects to forfeit its exclusive area rights.

The Company continues to routinely repair and maintain the Company's restaurants. The Company currently has no plans for capital spending beyond maintenance level capital additions.

Pursuant to change of control agreements, the Company paid $1,236,000 to the President and four senior vice presidents upon their termination during the third quarter of fiscal 1996. The execution of the Agreement and Plan of Merger and Reorganization, as amended, requires the Company to place in escrow accounts an additional $450,000 under change of control agreements for three additional senior vice presidents. Payment of benefits is made upon involuntary termination of any or all of the three senior vice presidents between the signing of the Merger Agreement and one year after consummation of the merger or upon the voluntary termination of employment during the second 90 days following consummation of the merger. The Company has not yet funded these escrow accounts.

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

                         SUMMIT FAMILY RESTAURANTS INC.
                           PART II: OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

Pursuant to an Agreement and Plan of Merger and Reorganization, as amended, (the "Merger Agreement") between the Company and CKE Restaurants, Inc., a Delaware corporation ("CKE"), the Company will merge with a wholly-owned subsidiary of CKE with the Company being the surviving entity. The consideration to be paid to the Company's shareholders for each share of common stock will consist of $2.63 in cash and .165 shares of CKE common stock, provided that the average CKE common stock price is between $15.00 per share and $17.00 per share at the closing. If the average CKE common stock price is higher than $17.00 or lower than $15.00 at the closing, the exchange ratio will be adjusted accordingly. If the average CKE common stock price is below $13.25, the exchange ratio may be adjusted at the option of CKE. If CKE elects to not adjust the exchange ratio, Summit has the right to terminate the agreement. The merger is conditioned upon the Company's shareholders approving the transaction and the usual and customary conditions to closing, including, without limitation, accuracy of the parties' representations and warranties, performance of the parties' covenants and obligations under the Merger Agreement and obtaining proper consents of third parties as necessary.

As of April 12, 1996, Don M. McComas, President and Chief Executive Officer; George H. Gehling, Senior Vice President, Human Resources and Franchising; Gary
A. Bales, Senior Vice President, Marketing and Development; and Daniel Yanez, Senior Vice President, Food Services, are no longer with the Company, and as of April 15, 1996, Ronald L. Sacks, Senior Vice President, Family Restaurant Operations is no longer with the Company. Effective April 12, 1996, Mr. McComas has resigned from the Board of Directors of the Company. Clark D. Jones, Chairman of the Board, has been named the interim President and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are attached to this report:

         Exhibit  Description
         Number   of Exhibit
         ------   ----------

         27.1     Financial Data Schedule.

         (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 5, 1996, to report that the Company and CKE Restaurants, Inc. ("CKE") entered into a Second Amendment to an Agreement and Plan of Merger and Reorganization dated November 30, 1995, as previously amended on January 24, 1996, (the "Agreement"). In addition, the Form 8-K reported the sale of the 946,714 outstanding preferred shares by ABS MB (JB) Limited Partnership ("ABS") to CKE on April 4, 1996, with the approval of the Company's Board of Directors, and the resignation of the two Company Board members elected by ABS, Frederick L. Bryant and William L. Paternotte. The Form 8-K included as exhibits, a News Release dated April 2, 1996, generally describing the Agreement and a News Release dated April 5, 1996, announcing the sale of the preferred shares and resignation of the Board members.

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.



                   SUMMIT FAMILY RESTAURANTS INC.
                   ------------------------------
                   (Registrant)



Date April 17, 1996    By:  /s/ David E. Pertl
     --------------         ------------------
                            David E. Pertl
                            Senior Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)
                            (A duly authorized officer)

                       By:  /s/ Theodore Abajian
                            --------------------
                            Theodore Abajian
                            Vice President and Controller
                            (Principal Accounting Officer)

                         SUMMIT FAMILY RESTAURANTS INC.
                                  EXHIBIT INDEX



Exhibit        Description                                                Page
- -------        -----------                                                ----
Number         of Exhibit                                                 Number
- ------         ----------                                                 ------
27.1           Financial Data Schedule                                    17